Form 10-Q
period 2024-03-31
North Haven Net REIT
filed 2024-05-09
CIK 1999784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number 000-56611

North Haven Net REIT
(Exact name of registrant as specified in charter)

Maryland	92-2570735
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

1585 Broadway, 33rd Floor	10036
New York, NY	(Zip Code)
(Address of principal executive offices)
212-761-2340
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2024, the issuer had the following shares outstanding: 9,269,853 Class F-S shares, 4,827,750 Class F-I shares, and 2,978,500 Class E shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH HAVEN NET REIT
CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in thousands, except for share and per share data)

	March 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$19,769	$-
Cash and cash equivalents	1,195	27,251
Restricted cash	248,353	-
Intangible assets, net	7,950	-
Other assets	63	1,500
Total assets	$277,330	$28,751
Liabilities
Warehouse credit facility (Note 6)	$28,819	$28,750
Interest payable	284	69
Subscriptions received in advance	248,354	-
Accounts payable and accrued expenses	7	-
Total liabilities	$277,464	$28,819
Commitments and Contingencies (Note 11)	-	-
Deficit
Common shares, $0.01 par value per share, 0 and 50 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$-	$0
Additional paid-in capital	-	1
Accumulated deficit	(134)	(69)
Total deficit	(134)	(68)
Total liabilities and deficit	$277,330	$28,751

The accompanying notes are an integral part of the consolidated financial statements

NORTH HAVEN NET REIT
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For the three months ended March 31, 2024
($ in thousands, except for share and per share data)

Revenues
Rental revenue	$377
Total revenues	377
Expenses
Rental property operating	7
Depreciation and amortization	140
Total expenses	147
Other expense
Interest expense	284
Total other expenses	284
Net loss	$(54)
Net loss per share of common share, basic and diluted	$(1,111.01)
Weighted-average shares of common shares outstanding, basic and diluted	48

The accompanying notes are an integral part of the consolidated financial statements

NORTH HAVEN NET REIT
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT (Unaudited)
($ in thousands, except for share and per share data)

	Common Shares (Par Value)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Deficit
Balance at December 31, 2023	50	$0	$1	$(69)	$(68)
Net loss	—	—	—	(54)	(54)
Distributions declared on common shares ($216.89 per share)	—	—	—	(11)	(11)
Shares repurchased	(50)	0	(1)	—	(1)
Balance at March 31, 2024	—	$—	$—	$(134)	$(134)

The accompanying notes are an integral part of the consolidated financial statements

NORTH HAVEN NET REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For the three months ended March 31, 2024
($ in thousands)

Cash flows from operating activities:
Net loss	$(54)
Adjustments to reconcile net loss to cash provided by operating activities:
Straight-line rent adjustment	(56)
Amortization of above-market lease	50
Depreciation and amortization	140
Changes in assets and liabilities
Other assets	(7)
Other liabilities	7
Interest payable	284
Net cash provided by operating activities	$364
Cash flows from investing activities:
Acquisition of real estate	$(26,409)
Net cash used in investing activities	$(26,409)
Cash flows from financing activities:
Subscriptions received in advance	$248,354
Shares repurchased	(1)
Distributions paid	(11)
Net cash from financing activities	$248,342
Net change in cash, cash equivalents, and restricted cash	$222,297
Cash and cash equivalents at December 31, 2023	$27,251
Cash, cash equivalents, and restricted cash at March 31, 2024	$249,548

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$1,195
Restricted cash	248,353
Total cash, cash equivalents and restricted cash	$249,548

Supplemental disclosure of non-cash financing activities:
Interest capitalized to the warehouse credit facility	$69

The accompanying notes are an integral part of the consolidated financial statements

NORTH HAVEN NET REIT
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in thousands, except for share and per share data)

1.Organization and Business Purpose

North Haven Net REIT (“we,” “us,” “our,” and the “Company”) was formed on February 6, 2023 as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to create a diversified portfolio of net lease investments comprised of high-quality commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, meaning essential to the continuance of their business operations. The Company seeks to create a portfolio diversified across asset class, tenant industry, lease expiration and geography to attempt to mitigate credit risk concentration and volatility resulting from market conditions. In addition, to a lesser extent, the Company also intends to invest on a tactical basis in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities, as well as other real estate-related securities (such as common and preferred stock of publicly traded REITs and other real estate companies) and loans. The Company is externally managed by MSREF Real Estate Advisor, Inc. (the “Adviser”), a Delaware corporation and wholly-owned subsidiary of Morgan Stanley (NYSE: MS) (“Morgan Stanley”). On October 20, 2023 (Date of Initial Capitalization), the Company was capitalized with a $1 investment by MSREI Holding, Inc. ("MSREI Holding"), a wholly-owned subsidiary of Morgan Stanley. NH Net REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), and a consolidated subsidiary of the Company, was formed on February 6, 2023, to own all or substantially all of the Company’s assets, of which the Company is the sole general partner. As of April 1, 2024, NH Net REIT Special Limited Partner LP, an affiliate of Morgan Stanley (the “Special Limited Partner”), owns a special limited partner interest in the Operating Partnership.

As of March 31, 2024, the Company owned one net lease investment in the industrial sector located in Chesapeake Bay, Virginia. The Company currently operates in one reportable segment.

2.Capitalization

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue an unlimited number of shares classified as common shares of beneficial interest, par value $0.01 per share (“common shares”). On January 11, 2024, the Company commenced a continuous, blind-pool private offering (the “Offering”), pursuant to which it will offer and sell to a limited number of investors its common shares, including but not limited to common shares classified as Class S shares, common shares classified as Class I shares, common shares classified as Class F-S shares and common shares classified as Class F-I shares (Class F-S shares and Class F-I shares together with certain other share classes collectively referred to as “Founder Share Classes”). The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations.

The initial per share purchase price for the Company’s common shares in the initial closing of the Offering, which occurred on April 1, 2024, was $20.00 per share, plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of our common shares will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

During the three months ended March 31, 2024, the Company paid a cash aggregate gross distribution on March 28, 2024 of $11 or $216.89 per common share to its sole shareholder, MSREI Holding. Immediately following such distribution, on March 28, 2024, the Company repurchased 50 shares from MSREI Holding at price per common share equal to $20.00, which represented the NAV per common share as of February 29, 2024.

Subsequent to the end of the reporting period, we completed the initial closing of the Offering and our principal operations commenced on April 1, 2024.

3.Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Presentation

The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited consolidated balance sheet. Actual results could differ from those estimates. All intercompany balances and transactions have been eliminated in consolidation.

We have not presented a consolidated statement of operations, consolidated statement of changes in deficit, or a consolidated statement of cash flows for the three months ended March 31, 2023 because the Company did not have any activity or operations during that period. The Company's results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of March 31, 2024 and December 31, 2023.

Restricted Cash

Restricted cash consists of cash received for subscriptions prior to the date in which subscriptions are effective and shareholders are admitted into the Company. The Company’s restricted cash pertaining to subscriptions received in advance is $248,353 as of March 31, 2024 and is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. There was no restricted cash as of December 31, 2023.

Investments in Real Estate

When acquiring a property, the Company determines whether the acquisition should be accounted for as a business combination or an asset acquisition in accordance with ASC 805 – “Business Combinations.” For both a business combination or asset acquisition, the Company records the identifiable assets acquired and liabilities assumed in the acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase and expenses acquisition-related costs as incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions. As of March 31, 2024, the Company owned one property and it was accounted for as an asset acquisition.

Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets and assumed liabilities (including land, buildings, tenant improvements, above- and below-market leases, in-place leases, and other identified intangible assets and liabilities) and then allocates the purchase price to these acquired assets and assumed liabilities based on respective fair values. The Company bases its fair value assessments on cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. Tangible assets include land and improvements, buildings, and site improvements. The Company records acquired above- and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) the Company’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The Company records acquired in-place lease values based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

Intangible lease assets are recorded net of amortization on the Company’s consolidated balance sheets. The amortization of acquired above- and below-market leases is recorded to rental revenue in the Company’s consolidated statement of operations. The amortization of tenant improvement allowances, leasing commissions, and leases in-place are recorded in depreciation and amortization in the Company’s consolidated statement of operations.

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are recorded at cost and are generally depreciated on a straight-line basis over the estimated remaining useful lives of the assets as follows:

Description	Depreciable Life
Building	30 - 40 years
Building and site improvements	10 - 15 years
Lease intangibles and leasehold improvements	Over lease term

For the three months ended March 31, 2024, the Company recognized depreciation expense of $98, which was recorded as depreciation and amortization in the consolidated statement of operations.

Significant improvements to properties are capitalized within investments in real estate on the Company's consolidated balance sheet whereas repairs and maintenance are expensed as incurred and recorded in rental property operating expense in the Company’s consolidated statement of operations.

Real estate investments are evaluated for impairment on a quarterly basis. The Company considers the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate investment is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate investment over the estimated remaining holding period is less than the carrying value of such investment. An impairment charge is recorded equal to the excess of the carrying value of the real estate investment over the fair value. When determining the fair value of a real estate investment, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of March 31, 2024, the Company has not recorded any impairments on its investment in real estate.

Rental Revenue

The Company’s primary source of revenues is rental revenue, which is accounted for under Accounting Standards Codification (“ASC”) 842–“Leases.” Rental revenue primarily consists of fixed contractual base rent, and, to a lesser extent tenant reimbursements, arising from tenant leases at our properties under operating leases. Rent under leases where collection is deemed probable is recognized as revenue on a straight-line basis, including any determinable rent step-up or abatement provisions, over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. For leases where collection is deemed not probable, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any deferred rent receivables recorded against rental revenue in the period of the change in the collectability determination. The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. The Company exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. As of March 31, 2024, all rent collection was deemed probable.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 2024. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Earnings per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common shares outstanding during the period. The Company does not have any dilutive securities outstanding that would cause the basic earnings per share and diluted earnings per share to differ.

Organization and Offering Expenses

The Adviser has agreed to advance organization and offering expenses (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of Morgan Stanley Distribution, Inc., the dealer manager for the Offering (the "Dealer Manager"), in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) on the behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025. Such reimbursement may be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in the Company’s common shares or Operating Partnership units, the Company may repurchase such common shares or units from the Adviser at a later date.

As of March 31, 2024 and December 31, 2023, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2,454 and $1,800, respectively. These organization and offering expenses are not recorded in the accompanying consolidated financial statements because such costs are not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to equity. Any amount due to the Adviser but not paid will be recognized as a liability on the consolidated balance sheet.

Operating Expenses

The Adviser has agreed to advance certain operating expenses on behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025.

As of March 31, 2024 and December 31, 2023, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $345 and $46, respectively. These operating expenses are not recorded in the accompanying consolidated financial statements because such costs are not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders. When recorded by the Company, operating expenses will be expensed as incurred.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards and pronouncements issued by the Financial Accounting Standards Board.

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures" ("Topic 280"). Topic 280 enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker ("CODM"), extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. The amendments are effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption to all periods presented is required, and early adoption of the amendments is permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("Topic 740"). Topic 740 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income (loss) from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). Topic 740 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.

4.Investments in Real Estate, net

Investments in real estate, net consisted of the following:

March 31, 2024
Building and building improvements	$5,431
Land and land improvements	11,414
Site improvements	3,022
Total	19,867
Accumulated depreciation	(98)
Investments in real estate, net	$19,769

Acquisitions

In February 2024, the Company acquired one 153,894 square foot net lease investment in the industrial sector located in Chesapeake Bay, Virginia for $27,909, including capitalized acquisition costs.

The following table summarizes the purchase price allocation for the acquired property:

Amount
Building and building improvements	$5,431
Land and land improvements	11,414
Site improvements	3,022
Tenant improvement allowance	768
Leasing commissions	1,110
Above-market lease	4,390
Lease in place	1,774
Total purchase price	$27,909

Acquisition-related intangible assets are recorded in intangible assets, net on the consolidated balance sheet.

5.Intangibles

The Company did not have any intangible assets as of December 31, 2023. The following table summarizes the identified intangible assets as of March 31, 2024:

Intangible assets:	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)
Tenant improvement allowance	$768	$(9)	$759	14.5
Leasing commissions	1,110	(13)	1,097	14.5
Above-market lease	4,390	(50)	4,340	14.5
Lease in place	1,774	(20)	1,754	14.5
Total intangible assets:	$8,042	$(92)	$7,950	14.5

During the three months ended March 31, 2024, the Company recognized $92 of amortization related to its in-place lease intangible assets and leasing commissions comprised of $42 recorded as depreciation and amortization and $50 recorded as rental revenue related to its above-market lease intangible assets in the consolidated statement of operations.

The estimated future amortization of the Company’s intangible assets for each of the next five years and thereafter as of March 31, 2024 is as follows:

Year	Tenant improvement allowance	Leasing commissions	Above-market lease	Lease in place
2024 (remaining)	$39	$57	$224	$91
2025	52	76	299	121
2026	52	76	299	121
2027	52	76	299	121
2028	52	76	299	121
Thereafter	512	736	2,920	1,179
Total	$759	$1,097	$4,340	$1,754

6.Warehouse Credit Facility

On November 22, 2023, the Company, as borrower, and MSREI Holding, an affiliate of the Adviser, as lender, entered into an uncommitted, unsecured line of credit agreement (the “Warehouse Funding Facility”) with a maximum amount of $125,000 that generally bears interest at a variable rate based on the Secured Overnight Funding Rate ("SOFR") plus a spread based on the external cost typically used by Morgan Stanley to price funding for its business units and has a maturity date of May 22, 2025.

Availability under the Warehouse Funding Facility is subject to approval by MSREI Holding on a case-by-case basis.

	March 31, 2024	December 31, 2023
Principal Balance	$28,819	$28,750
Average spread	1.47%	1.49%
Average all-in rate	6.78%	6.83%
Interest payable	$284	$69

During the three months ended March 31, 2024, the Company incurred interest of $284 recorded as interest expense in the consolidated statement of operations.

There are no financial covenants associated with the Warehouse Funding Facility.

Subsequent to March 31, 2024, the Company completed the initial closing of the Offering and used a portion of the net proceeds to fully repay and terminate the Warehouse Funding Facility.

7.Other Assets and Other Liabilities

The following table details the components of the Company's other assets at the dates indicated:

	March 31, 2024	December 31, 2023
Earnest money deposit	$-	$1,500
Straight-line rent receivables	56	-
Other	7	-
Total	$63	$1,500
Other liabilities consist of accrued operating expenses in connection with our real estate investment. These expenses are reimbursable by the tenant.

8.Related Party Transactions

Morgan Stanley and/or its affiliates intends to purchase a total of $25,000 of the Company’s Class E shares and/or Class E Operating Partnership units. As of March 31, 2024 and December 31, 2023, Morgan Stanley has not purchased any Class E shares/units in connection with this commitment.

On April 1, 2024, the Company entered into an advisory agreement (the "Advisory Agreement") with the Operating Partnership and the Adviser. Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees.

During the three months ended March 31, 2024, the Company paid a cash aggregate gross distribution on March 28, 2024, of $11 or $216.89 per common share to its sole shareholder, MSREI Holding.

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to (1) 0.50% of NAV for Founder Share Classes and (2) 1.25% of NAV for shares classes other than the Founder Share Classes except Class E shares, in each case, per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to (1) 0.50% of the NAV of the Operating Partnership attributable to Founder Share Class units not held by the Company and (2) 1.25% of NAV of the Operating Partnership attributable to units other than Founder Share Class units not held by the Company except Class E Operating Partnership units, in each case, per annum payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. In addition, the Adviser has agreed to waive the management fee through April 1, 2025, which is 12 months following the initial closing of the Offering.

In addition, so long as the Advisory Agreement has not been terminated between the Company and the Adviser, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive in the aggregate an allocation from the Operating Partnership equal to 12.5% of the Total Return with respect to all of the Operating Partnership units, except Class E Operating Partnership units, subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership). Such allocation will be made annually and accrue monthly. Distributions on the performance participation interest may be payable in cash or Class E Operating Partnership units, or any combination thereof, at the election of the Special Limited Partner. The Special Limited Partner has agreed to waive distributions with respect to its performance participation interest through April 1, 2025.

On November 22, 2023, the Company, as borrower, and MSREI Holding, an affiliate of the Adviser, as lender, entered into the Warehouse Funding Facility with a maximum amount of $125,000 that generally bears interest at a variable rate based on the Secured Overnight Funding Rate plus a spread based on the external cost typically used by Morgan Stanley to price funding for its business units and has a maturity date of May 22, 2025. Subsequent to March 31, 2024, we completed the initial closing of the Offering and used a portion of the net proceeds to fully repay and terminate the Warehouse Funding Facility.

The Company may retain certain of the Adviser’s affiliates, from time to time, for services relating to its investments or its operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below market rates. As of March 31, 2024 and December 31, 2023, the Company has not retained an affiliate of the Adviser for any such services.

9.Leases

The Company’s rental revenue primarily consists of rent earned from an operating lease at the Company’s net leased property which consists of fixed annual rent that escalates annually throughout the term of the lease, and the tenant is generally responsible for all property-related expenses, including taxes, insurance, and maintenance. As of March 31, 2024 the Company's investment in real estate is leased to a single tenant on a net lease basis. The Company did not have any properties as of December 31, 2023.

The following table details the components of operating lease income from the lease which the Company is the lessor:

Three Months Ended March 31, 2024
Fixed lease payments	$364
Straight-line rent adjustment	56
Variable lease payments (1)	7
Amortization of above-market lease	(50)
Rental revenue	$377
(1)Consists of tenant reimbursements

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease property classified as an operating lease as of March 31, 2024:

Year	Future Minimum Rents
2024 (remaining)	$1,622
2025	2,202
2026	2,246
2027	2,291
2028	2,337
Thereafter	25,380
Total	$36,078

10.Economic Dependency

The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s common shares, origination, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

11.Commitments and Contingencies

As of March 31, 2024 and December 31, 2023, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

12.Subsequent Events

Initial Closing of the Offering

On April 1, 2024, the Company commenced operations through the initial closing of the Offering and admitted third-party shareholders through the sale of an aggregate of 11,167,690 common shares for aggregate consideration of approximately $224,307 at a price per share equal to $20.00, plus applicable upfront selling commissions and dealer manager fees.

The following table details the shares sold in connection with the initial closing of the Offering:

Title of Securities	Number of Shares Sold	Aggregate Consideration (1)
Class F-S Common Shares	6,077,190	$122,497
Class F-I Common Shares	3,702,750	74,055
Class E Common Shares	1,387,750	27,755
Total:	11,167,690	$224,307

(1)         Class F-S common shares includes upfront selling commissions and dealer manager fees of $953

In addition, on April 1, 2024, MSREI Holding purchased 1,225,000 Class E shares of the Company and the Special Limited Partner purchased 25,000 Class E Operating Partnership units, in each case, at a price per share/unit equal to $20.00. Each of the offers and sales of the shares/units described above was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.

The Company used a portion of the net proceeds to fully repay and terminate the Warehouse Funding Facility.

On May 1, 2024, the Company sold an additional 4,683,413 shares (consisting of 3,192,663 Class F-S common shares, 1,125,000 Class F-I common shares, and 365,750 Class E common shares) in the Offering resulting in net proceeds of $93,668 to the Company as payment for such shares.

Advisory Agreement

On April 1, 2024, the Company entered into the Advisory Agreement with the Operating Partnership and the Adviser, pursuant to which the Adviser has the authority to source, evaluate and monitor the Company’s investment opportunities and make decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees.

OP Agreement

On April 1, 2024, the Operating Partnership entered into that Amended and Restated Limited Partnership Agreement, by and among the Company, as the general partner, the Special Limited Partner, and the other limited partners party thereto from time to time.

Dealer Manager Agreement

On April 1, 2024, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with the Dealer Manager, pursuant to which the Dealer Manager will serve as the dealer manager for the Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to (i) “North Haven Net REIT,” the “Company,” “we,” “us,” or “our” refer to North Haven Net REIT and its subsidiaries and (ii) "Founder Share Classes" refer to, collectively, Class F-S shares and Class F-I shares together with certain other share classes, in each case, unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q (“Form 10-Q”). Dollars are in thousands, except for per share amounts or unless otherwise noted.

Forward-Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:

•Interest rates;
•Economic growth;
•Changes in demographics;
•Market conditions;
•Rent growth;
•Net operating income growth;
•Capitalization rates; and
•Occupancy rates.

The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” section of our Registration Statement on Form 10, as amended (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”), and elsewhere in this Form 10-Q. Other factors that could cause actual results to differ materially include:

•Changes in interest rates;
•Inflation;
•Unexpected market movements;
•A slowdown or contraction of the economy;
•Legislative or regulatory developments;
•Errors in strategy execution;
•Acts of God and wars (including the recent wars between Israel and Hamas and Russia and Ukraine); and
•Other asset-level developments, including the risk factors described in “Risk Factors.”

Although we believe the assumptions underlying the forward-looking statements, are reasonable, any of the assumptions could be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

Overview

We are a Maryland statutory trust formed on February 6, 2023. Our investment strategy is focused primarily on originating, acquiring, financing and managing a portfolio of high-quality commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, meaning essential to the continuance of their business operations. We will also prioritize investing in real estate sectors such as industrial (eCommerce), manufacturing (on-shoring and near-shoring) and healthcare (aging demographics). To a lesser extent, we may invest in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities (“CMBS”), as well as other real estate-related securities (such as common and preferred stock of publicly traded REITs and other real estate companies) and loans (collectively referred to as, “CRE debt investments”).

We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:

•Preserve and protect invested capital;
•Provide attractive current income in the form of predictable, stable cash distributions;
•Realize appreciation in NAV from differentiated sourcing, investment selection, structuring and proactive asset management; and
•Provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate and private credit funds with the potential for additional upside through real estate tax advantages and appreciation potential, and with potentially lower volatility than publicly-traded real estate companies.

We may not achieve our investment objectives. See “Item 1A, Risk Factors” in our Registration Statement.

We are structured as a non-listed, perpetual-life real estate investment trust ("REIT"), and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and plan to conduct our business primarily through our various subsidiaries. Commencing with our taxable year ending December 31, 2024, we intend to elect and qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

Our board of trustees will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement (the “Advisory Agreement”), by and among us, NH Net REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), and MSREF Real Estate Advisor, Inc. (the “Adviser”), a Delaware corporation and wholly-owned subsidiary of Morgan Stanley (NYSE: MS) (“Morgan Stanley”), however, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.

On January 11, 2024, we commenced a continuous, blind pool private offering (the “Offering”) of an unlimited number of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder, to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). We intend to sell our common shares in the Offering on a monthly basis. Subsequent to the end of the reporting period, we completed the initial closing of the Offering and our principal operations commenced on April 1, 2024.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10-Q.

Investment Portfolio

The following table provides information regarding our real estate investment as of March 31, 2024:

Property Type	Location	Acquisition Date	Sq. Feet (in thousands)	Occupancy Rate	Gross Asset Value (1)
Industrial	Chesapeake Bay, Virginia	February 2024	154	100%	$27,909
(1)Based on fair value as of March 31, 2024

As of March 31, 2024, there is more than ten years of remaining lease term on our property.

Key Components of Our Results from Operations

We were initially capitalized through the purchase by MSREI Holding, Inc. ("MSREI Holding"), a wholly owned subsidiary of Morgan Stanley, of 50 common shares for an aggregate purchase price of $1 on October 20, 2023, which shares were subsequently repurchased by us on March 28, 2024.

On November 22, 2023, the Company, as borrower, and MSREI Holding, an affiliate of the Adviser, as lender, entered into an uncommitted, unsecured line of credit agreement (the "Warehouse Funding Facility") with a maximum amount of $125,000 that generally bears interest at a variable rate based on the Secured Overnight Funding Rate (“SOFR”) plus a spread based on the external cost typically used by Morgan Stanley to price funding for its business units and has a maturity date of May 22, 2025. As of March 31, 2024, the outstanding principal balance under the Warehouse Funding Facility was $28,819, which amount was drawn in connection with the Company’s acquisition of one net lease investment in the industrial sector located in Chesapeake Bay, Virginia for an aggregate purchase price of $27,909.

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2024, and for the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023:

	For the three months ended March 31, 2024	For the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023
Revenues
Rental revenue	$377	$—
Total revenues	377	—
Expenses
Rental property operating	7	—
Depreciation and amortization	140	—
Total expenses	147	—
Other expense
Interest expense	284	69
Total other expenses	284	69
Net loss	$(54)	$(69)

Rental Income

During the three months ended March 31, 2024, we recorded rental income of $377 from our tenant in connection with our real estate investment.

Rental Property Operating Expense

During the three months ended, March 31, 2024, we incurred $7 in operating expenses in connection with our real estate investment. These expenses are reimbursable by our tenant and that reimbursement is recorded as a component of rental income.

Depreciation and Amortization

During the three months ended March 31, 2024, depreciation and amortization was $140 and related entirely to our real estate investment.

Management Fee

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the Offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to (1) 0.50% of NAV for Founder Share Classes and (2) 1.25% of NAV for shares classes other than the Founder Share Classes except Class E shares, in each case, per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to (1) 0.50% of the NAV of the Operating Partnership attributable to Founder Share Class units not held by the Company and (2) 1.25% of NAV of the Operating Partnership attributable to units other than Founder Share Class units not held by the Company except Class E Operating Partnership units, in each case, per annum payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof.

The Adviser has agreed to waive the management fee through April 1, 2025, which is the date that is 12-months following the initial closing of the Offering and as such the Company has not yet incurred a management fee.

Performance Participation Allocation

NH Net REIT Special Limited Partner LP, an affiliate of Morgan Stanley ("Special Limited Partner"), holds a performance participation interest in the Operating Partnership that entitles it to receive in the aggregate an allocation from the Operating Partnership equal to 12.5% of the Total Return with respect to all of the Operating Partnership units, except Class E Operating Partnership units, subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership). Such allocation will be made annually and accrue monthly. Distributions on the performance participation interest may be payable in cash or Class E Operating Partnership units, or any combination thereof, at the election of the Special Limited Partner.

The Special Limited Partner has agreed to waive distributions with respect to its performance participation interest through April 1, 2025, which is the date that is 12-months following the initial closing of the Offering and as such the Company has not yet incurred a performance participation allocation.

Organizational and Offering Expenses and Operating Expenses

The Adviser has agreed to advance organization and offering expenses (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of Morgan Stanley Distribution, Inc., the dealer manager for the Offering, in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) and certain operating expenses on the behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025. Such reimbursement may be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in the Company’s common shares or Operating Partnership units, the Company may repurchase such common shares or units from the Adviser at a later date.

As of March 31, 2024 and December 31, 2023, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2,454 and $1,800, respectively.

As of March 31, 2024 and December 31, 2023, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $345 and $46, respectively.

These organization and offering expenses are not recorded in the accompanying consolidated financial statements because such costs are not the Company’s liability until April 1, 2024. When recorded by the Company, organizational and operating expenses will be expensed as incurred, and offering expenses will be charged to equity. Any amount due to the Adviser but not paid will be recognized as a liability on the consolidated balance sheet.

Interest Expense

During the three months ended March 31, 2024, the Company incurred interest of $284 in connection with the Warehouse Funding Facility. During the three months ended March 31, 2024, the average all-in rate on the Warehouse Funding Facility was 6.78%.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our Board of Trustees. The following table provides a breakdown of the major components of our NAV as of March 31, 2024:

Components of NAV	March 31, 2024
Investments in real estate, net	$27,909
Cash and cash equivalents	1,195
Restricted Cash	248,353
Other assets	7
Warehouse credit facility - affiliate	(28,819)
Other liabilities	(7)
Subscriptions received in advance	(248,354)
Interest payable	(284)
Net Asset Value	$—
Number of outstanding common shares	—

Once we own more than one industrial property, we will include the key assumptions used in the determination of fair value for such property type and a sensitivity analysis related thereto.

The following table reconciles total deficit per our consolidated balance sheet to our NAV:

March 31, 2024
Total Deficit	$(134)
Adjustments:
Accumulated depreciation and amortization under GAAP	140
Straight-line rent adjustment	(56)
Amortization of above-market lease	50
NAV	$—

The following details the adjustments to reconcile GAAP total deficit to our NAV:

•We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV.

•We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposed of calculating NAV.

Distributions

During the three months ended March 31, 2024, the Company paid a cash aggregate gross distribution of $11 or $216.89 per common share to its sole shareholder, MSREI Holding.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2024, we have not commenced principal operations. Subsequent to the end of the reporting period, we completed the initial closing of the Offering and our principal operations commenced on April 1, 2024.

We were initially capitalized through the purchase by MSREI Holding of 50 common shares for an aggregate purchase price of $1 on October 20, 2023.

Morgan Stanley and/or its affiliates has agreed to purchase from the Company a total of $25,000 of our Class E shares or Operating Partnership units, at a price per share equal to the Company’s most recently determined NAV of the Class E shares/Class E Operating Partnership units.

We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary use of cash will be for (i) acquisition of net lease assets, acquisition or origination of CRE debt investments and other real estate-related debt investments, (ii) the cost of operations (including the management fee and performance participation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan, and (v) cash distributions (if any) to the holders of our common shares to the extent declared by our board of trustees.

Cash Flows

Cash flows from operating activities were $364 for the three months ended March 31, 2024, primarily as a result of rental income generated on our investment in real estate.

Cash flows used in investing activities were $26,409 for the three months ended March 31, 2024, relating to acquisition of our investment in real estate.

Cash flows from financing activities were $248,342 for the three months ended March 31, 2024, primarily relating to proceeds from the Offering received prior to the initial close on April 1, 2024.

Critical Accounting Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See “Note 3—Summary of Significant Accounting Policies” to our consolidated financial statements in this for further descriptions of the below accounting policies.

Investments in Real Estate

We expect that most of our acquisitions will qualify as asset acquisitions rather than business combinations pursuant to ASC 805–“Business Combinations.” Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets and assumed liabilities (including land, buildings, tenant improvements, above- and below-market leases, acquired in-place leases, and other identified intangible assets and assumed liabilities) and we allocate the purchase price to them, on a relative fair value basis. The most significant portion of the allocation is generally to building and land and requires the use of market-based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of acquired intangible assets and liabilities.

Acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

Acquired above- and below-market leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Impairment of Investments in Real Estate

Once real estate assets have been recorded, they are subsequently evaluated for impairment on a quarterly basis. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset for the purpose of assessing impairment, we make certain assumptions including, but not limited to: consideration of projected operating cash flows, intended holding period of the real estate, comparable selling prices and projected cash flows from the eventual disposition of the real estate based upon our estimate of a capitalization rate and discount rate. While we exercise significant judgment in generating our assumptions, the asset's fair value is subject to uncertainty, as actual operating cash flows and disposition proceeds could differ from those assumed in our valuations. Additionally, the output is sensitive to the assumptions used in calculating any potential impairment.

Recent Accounting Pronouncements

See “Note 3—Summary of Significant Accounting Policies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk are related to interest rates, credit spreads, credit market values, liquidity and foreign currency exchange rates. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Our net interest income is exposed to interest rate volatility primarily as a result of the floating rate nature of the investments we hold and the financing we place on them. Additionally, we may use company-level facilities featuring floating interest rates for liquidity and working capital purposes. Furthermore, we may make investments in fixed and floating rate debt securities; the value of our positions may increase or decrease depending on interest rate movements. Finally, interest rate changes may impact the demand for loans and the availability of financing needed to expand our investment portfolio.

A rise in the general level of interest rates can be expected to lead to higher debt service payment requirements relative to any variable rate investments we hold and to declines in the value of any fixed rate investments we may hold. Rising interest rates carry default risk to our borrowers, because cash flows from underlying properties may fall below the debt service payments due to us on the investments, triggering borrower liquidity covenants. Therefore, we expect to protect property cash flows by requiring borrowers to purchase interest rate caps, which provides a hedge against rising interest rates, whereby the borrower will receive excess cash if interest rates exceed predetermined strike prices. Furthermore, rising interest rates also cause our overall cost of borrowing to increase, partially or fully, offsetting any increase in elevated debt service payments received on our variable rate investments. In general, we will seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we may mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. Given our target leverage ratios, an increase in interest rates may result in an increase in our net investment income and the amount of the performance participation allocation payable to the Special Limited Partner.

A decline in interest rates can be expected to lead to lower debt service payments received from any variable rate investments we may hold, decreases in the interest income earned on any floating rate investments we hold, and increases in the value of any fixed rate investments we hold. To mitigate the impact of reduced earnings as a result of declining interest rates, we expect to structure interest rate floors into each loan where the borrower will be required to pay minimum interest payments should interest rates fall below a predetermined rate. Additionally, reduced interest rates also cause our overall cost of borrowings to decrease. Because our borrowings do not typically feature interest rate floors, but our variable rate investments feature minimum interest payments due to us, declining interest rates may result in an increase to the Company’s net interest income and an increase in the amount of the performance participation allocation payable to the Special Limited Partner.

Credit Spread Risk

Credit spread risk is the risk that interest rate spreads between two different financial instruments will change. In general, U.S. fixed-rate commercial mortgage loans and CMBS are priced based on a spread to U.S. Treasury securities or interest rate swaps. We will generally benefit if credit spreads narrow during the time that we hold a portfolio of mortgage loans, CMBS and/or CLO investments, and we may experience losses if credit spreads widen during the time that we hold a portfolio of mortgage loans, CMBS and/or CLO investments. We actively monitor our exposure to changes in credit spreads and we may enter into credit total return swaps or take positions in other credit-related derivative instruments to moderate our exposure to losses associated with a widening of credit spreads.

Credit Risk

We are exposed to credit risk in our investments with respect to a borrower’s ability to make required debt service payments to us and repay the unpaid principal balance in accordance to the terms of the loan agreement. We manage this risk by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and the underlying credit quality, including subordination and diversification, of our investments on an ongoing basis. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis taking into consideration a number of fundamental macro-economic factors such as gross domestic product, unemployment, interest rates, capital markets activity, retail sales, store closing/openings, corporate earnings, housing inventory, affordability and regional home price trends.

We are exposed to credit risk with respect to the tenants that occupy properties that serve as collateral to our investments. To mitigate this risk, we seek to avoid large single tenant exposure and we undertake a credit evaluation of major tenants prior to making a loan. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.

Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We may seek to mitigate the credit risk associated with derivative instruments by entering into transactions with high-quality counterparties.

Market Value Risks

We may also be exposed to market value risk with respect to the fair value of our investments, including debt securities, and borrowings due to changes in market conditions, including credit spreads, interest rates, property cash flows, and commercial property values that serve as collateral. We seek to manage our exposure to market risk by originating or acquiring investments secured by different property types located in diverse, but liquid markets, with stable credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any repayment, sale, or an alternative liquidation event is unknown.

Commercial property values are subject to volatility and may be adversely affected by a number of factors, including: national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes and/or tax and legal considerations. Changes in commercial property values are difficult to predict with accuracy. We model a range of valuation scenarios and the resulting impacts to our investments.

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of the our assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so.

Foreign Currency Risk

Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in exchange rates. We generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we expect to substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates.

We intend to hedge our net currency exposures in a prudent manner. In doing so, we generally expect to structure our foreign currency hedges so that the notional values and expiration dates of our hedges approximate the amounts and timing of future payments we expect to receive on the related investments. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amounts of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Financial Officer (“CFO”) and Head of Capital Markets, and our Chief Accounting Officer (“CAO”) and Treasurer. Based upon this evaluation, our CFO and Head of Capital Markets, and our CAO and Treasurer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CFO and Head of Capital Markets, and our CAO and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in our Registration Statement. As of March 31, 2024, there have been no material changes from the risk factors set forth in “Item 1A. Risk Factors” in the Registration Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We were capitalized through the purchase by MSREI Holding of 50 common shares for an aggregate purchase price of $1,000 on October 20, 2023. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

We are conducting the Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. As of March 31, 2024, there had been no purchases pursuant to the Offering.

Share Repurchase Plan

Our board of trustees adopted a share repurchase plan (the “Share Repurchase Plan”), pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, Class F-I shares and Class E shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our shares) is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). Shares or units issued to the Adviser and the Special Limited Partner pursuant to the Advisory Agreement or with respect to the performance participation allocation, respectively, are not subject to these repurchase limitations. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular quarter, we will only repurchase shares as of the opening of the last business day of that quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Appointment of Chief Accounting Officer and Treasurer

On May 8, 2024, the Company’s board of trustees appointed John Calace to serve as the Company’s Chief Accounting Officer and Treasurer, effective as of May 8, 2024.

Mr. Calace, 33, is an Executive Director of Morgan Stanley and Chief Accounting Officer and Treasurer of the Company. Mr. Calace is based in New York where he is responsible accounting and financial oversight and reporting. Prior to joining Morgan Stanley in 2024, Mr. Calace was a Director of Finance at Apollo Global Management where he served as the Chief Financial Officer of Apollo Realty Income Solutions, Inc. Prior to joining Apollo, from June 2015 until June 2017, Mr. Calace focused on accounting and financial reporting for non-listed investment companies at Prospect Capital Management. Previously, he served as a financial statement auditor in PricewaterhouseCoopers LLP's financial services group. Mr. Calace graduated from Hofstra University with a BBA in Accounting. He is a Certified Public Accountant in the State of New York.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Trust of the Company, dated February 6, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on November 11, 2023 and incorporated herein by reference)
3.2
Amended and Restated Declaration of Trust of North Haven Net REIT, dated March 29, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

3.3	Bylaws of North Haven Net REIT, dated March 29, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
4.1	Share Repurchase Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
4.2	Distribution Reinvestment Plan (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
10.1
Advisory Agreement, dated April 1, 2024, by and among north Haven Net REIT, NH Net REIT Operating Partnership, LP and MSREF Advisor, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

10.2
Amended and Restated Limited Partnership Agreement of NH Net REIT Operating Partnership, LP, dated April 1, 2024, by and among North Haven Net REIT, as the general partner, Net REIT Special Limited Partner LP, and the other limited partners party thereto from time to time (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

10.3
Subscription Agreement in connection with the Morgan Stanley Equity Investment, dated April 1, 2024, by and among North Haven Net REIT, NH Net REIT Operating Partnership, LP, and MSREI Holding, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

10.4
Subscription Agreement in connection with the Morgan Stanley Equity Investment, dated April 1, 2024, by and among North Haven Net REIT, NH Net REIT Operating Partnership, LP, and Net REIT Special Limited Partner LP (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

10.5
Dealer Manager Agreement, dated April 1, 2024, by and between North Haven Net REIT and Morgan Stanley Distribution, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

10.6	Independent Trustee Compensation Policy (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
10.7	Independent Trustee Restricted Common Share Plan (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
10.8	Form of Restricted Common Share Award Certificate (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet (Unaudited), (ii) Statement of Operations (Unaudited), (iii) Statement of Changes in Deficit (Unaudited), (iv) Statement of Cash Flows (Unaudited), (v) the Notes to Financial Statements (Unaudited), and (vi) cover page
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Net REIT

May 9, 2024	By:	/s/ Douglas Armer
Douglas Armer Chief Financial Officer and Head of Capital Markets (Principal Executive Officer)

May 9, 2024	By:	/s/ John Calace
John Calace Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.