Form 10-Q
period 2024-06-30
North Haven Net REIT
filed 2024-08-06
CIK 1999784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

As of August 5, 2024, the issuer had the following shares outstanding: 18,212,851 Class F-S shares, 7,794,430 Class F-I shares, 402,664 Class S shares, 228,901 Class I shares and 3,670,253 Class E shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH HAVEN NET REIT
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in thousands, except for share and per share data)

	June 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$125,636	$-
Cash and cash equivalents	374,335	27,251
Restricted cash	117,090	-
Intangible assets, net	38,642	-
Other assets	2,199	1,500
Total assets	$657,902	$28,751

Liabilities
Secured debt arrangements, net	$58,732	$-
Warehouse credit facility (Note 8)	-	28,750
Subscriptions received in advance	117,090	-
Intangible liabilities, net	17,188	-
Due to affiliates	4,020	-
Other liabilities	2,602	69
Total liabilities	199,632	28,819

Commitments and contingencies (Note 12)	-	-
Redeemable common shares, par value Class E shares, $0.01 per share, 1,225,000 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (Note 7)	24,540	-
Redeemable non-controlling interests (Note 7)	501	-

Shareholders' equity (deficit)
Common shares, par value $0.01 per share, 21,873,717 and 50 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (Note 10)	219	0
Additional paid-in capital	436,547	1
Accumulated deficit	(3,537)	(69)
Total shareholders' equity (deficit)	433,229	(68)
Total liabilities and shareholders' equity (deficit)	$657,902	$28,751

The accompanying notes are an integral part of the condensed consolidated financial statements

NORTH HAVEN NET REIT
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands, except for share and per share data)

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenues
Rental revenue	$1,250	$1,627
Total revenues	$1,250	$1,627

Expenses
Rental property operating	$27	$34
Depreciation and amortization	787	927
General and administrative	1,686	1,686
Organizational costs	1,920	1,920
Total expenses	$4,420	$4,567

Other income (expenses)
Other income	$4,071	$4,071
Interest expense	(237)	(521)
Total other income (expenses)	$3,834	$3,550
Net income	$664	$610
Net income attributable to redeemable non-controlling interests	$1	$1
Net income attributable to common shareholders	$663	$609
Net income per share of common share, basic and diluted	$0.04	$0.07
Weighted-average shares of common shares outstanding, basic and diluted	17,385,245	8,692,646

The accompanying notes are an integral part of the condensed consolidated financial statements

NORTH HAVEN NET REIT
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)
($ in thousands, except for share and per share data)

	Common Shares (Par Value)

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity (Deficit)
Balance at March 31, 2024	—	$—	$—	$(134)	$(134)
Common shares issued	21,817,858	218	438,014	—	438,232
Amortization of restricted share grants	—	—	20	—	20
Offering costs	—	—	(2,558)	—	(2,558)
Distribution reinvestment	55,859	1	1,117	—	1,118
Distributions declared on common shares ($0.2542 gross per share)	—	—	—	(4,066)	(4,066)
Net income ($1 allocated to redeemable non-controlling interests)	—	—	—	663	663
Allocation to redeemable common shares	—	—	(40)	—	(40)
Allocation to redeemable non-controlling interests	—	—	(6)	—	(6)
Balance at June 30, 2024	21,873,717	$219	$436,547	$(3,537)	$433,229

	Common Shares (Par Value)

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity (Deficit)
Balance at December 31, 2023	50	$0	$1	$(69)	$(68)
Common shares issued	21,817,858	218	438,014	—	438,232
Common shares repurchased	(50)	0	(1)		(1)
Amortization of restricted share grants	—	—	20	—	20
Offering costs	—	—	(2,558)	—	(2,558)
Distribution reinvestment	55,859	1	1,117	—	1,118
Distributions declared on common shares ($0.2542 gross per share)	—	—	—	(4,066)	(4,066)
Distributions declared prior to principal operations commencement ($216.89 gross per share)	—	—	—	(11)	(11)
Net income ($1 allocated to redeemable non-controlling interests)	—	—	—	609	609
Allocation to redeemable common shares	—	—	(40)	—	(40)
Allocation to redeemable non-controlling interests	—	—	(6)	—	(6)
Balance at June 30, 2024	21,873,717	$219	$436,547	$(3,537)	$433,229

The accompanying notes are an integral part of the condensed consolidated financial statements

NORTH HAVEN NET REIT
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For the six months ended June 30, 2024
($ in thousands)

Cash flows from operating activities:
Net income	$610
Adjustments to reconcile net income to cash provided by operating activities:
Straight-line rent adjustment	(164)
Amortization of above- and below- market lease, net	33
Depreciation and amortization	927
Amortization of discount on mortgage loans	65
Amortization of restricted share grants	20
Changes in assets and liabilities
Other assets	(35)
Other liabilities	704
Due to affiliates	3,586
Net cash provided by operating activities	$5,746
Cash flows from investing activities:
Acquisition of real estate	$(87,858)
Capital improvements to real estate	(25)
Earnest money deposit	(2,000)
Net cash used in investing activities	$(89,883)
Cash flows from financing activities:
Proceeds from issuance of common shares	$438,232
Subscriptions received in advance	117,090
Proceeds from issuance of redeemable common shares	24,500
Proceeds from issuance of operating partnership units	500
Repurchase of common shares	(1)
Payment of offering costs	(2,124)
Repayment of the warehouse credit facility	(28,750)
Payment of distributions to common shareholders	(1,119)
Payment of distributions prior to principal operations commencement	(11)
Payment of distributions to operating partnership units	(6)
Net cash provided by financing activities	$548,311
Net change in cash, cash equivalents, and restricted cash	$464,174
Cash and cash equivalents at December 31, 2023	27,251
Cash, cash equivalents, and restricted cash at June 30, 2024	$491,425

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$374,335
Restricted cash	117,090
Total cash, cash equivalents and restricted cash	$491,425

Supplemental disclosure:

Interest paid	$353

Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans	$58,667
Distribution reinvestment	$1,118
Accrued distributions for common shareholders	$1,827
Accrued distributions for redeemable non-controlling interests	$2
Accrued shareholder servicing fees	$196
Accrued offering costs	$238
Allocation to redeemable common shares	$40
Allocation to redeemable non-controlling interests	$6

The accompanying notes are an integral part of the condensed consolidated financial statements

NORTH HAVEN NET REIT
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in thousands, except for share and per share data)

1.Organization and Business Purpose

North Haven Net REIT (“we,” “us,” “our,” and the “Company”) was formed on February 6, 2023 as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company invests in net lease investments comprised of high-quality commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, meaning essential to the continuance of their business operations. The Company seeks to create a portfolio diversified across asset class, tenant industry, lease expiration and geography to attempt to mitigate credit risk concentration and volatility resulting from market conditions. In addition, to a lesser extent, the Company also intends to invest on a tactical basis in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities, as well as other real estate-related securities (such as common and preferred stock of publicly traded REITs and other real estate companies) and loans. The Company is externally managed by MSREF Real Estate Advisor, Inc. (the “Adviser”), a Delaware corporation and wholly-owned subsidiary of Morgan Stanley (NYSE: MS) (“Morgan Stanley”).

The Company is the sole general partner of NH Net REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is consolidated by the Company and substantially all the Company's operations are conducted through the Operating Partnership. The Company owns 99.9% of the Operating Partnership and NH Net REIT Special Limited Partner LP, an affiliate of Morgan Stanley (the “Special Limited Partner”), owns a special limited partner interest in the Operating Partnership.

On January 11, 2024, the Company commenced a continuous, blind-pool private offering (the “Offering”), pursuant to which it offers and sells to a limited number of investors its common shares, including, but not limited to, common shares classified as Class S shares, Class I shares, Class F-S shares, Class F-I shares (Class F-S shares and Class F-I shares together with certain other share classes collectively referred to as “Founder Share Classes”) and Class E shares. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations.

The initial per share purchase price for the Company’s common shares in the initial closing of the Offering, which occurred on April 1, 2024, was $20.00 per share, plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of our common shares will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees. The calculation of NAV may differ from a similar calculation under accounting principles generally accepted in the United States of America (“GAAP”).

As of June 30, 2024, the Company owned four net lease investments in the industrial sector. The Company currently operates in one reportable segment.

2.Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated balance sheet. Actual results could differ from those estimates. All intercompany balances and transactions have been eliminated in consolidation.

We have not presented condensed consolidated statements of operations and condensed consolidated statements of changes in shareholders' equity (deficit) for the three and six months ended June 30, 2023 and a condensed consolidated statement of cash flows for the six months ended June 30, 2023 because the Company did not have any activity or operations during that period. The Company's results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.

Principles of Consolidation

The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE.

The Operating Partnership is considered to be a VIE. The Company consolidates this entity as it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financings, budgets, and overall operating plans. The Company meets the VIE disclosure exemption criteria, as the Company’s interest in Operating Partnership is considered a majority voting interest.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of June 30, 2024 and December 31, 2023. Income generated on our cash and cash equivalents is recorded in the period in which it is earned under other income in the condensed consolidated statements of operations.

Restricted Cash

Restricted cash consists of cash received for subscriptions prior to the date in which subscriptions are effective and shareholders are admitted into the Company. The Company’s restricted cash pertaining to subscriptions received in advance is $117,090 as of June 30, 2024 and is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. There was no restricted cash as of December 31, 2023.

Investments in Real Estate

When acquiring a property, the Company determines whether the acquisition should be accounted for as a business combination or an asset acquisition in accordance with Accounting Standards Codification (“ASC”) ASC 805 – “Business Combinations.” For both a business combination and an asset acquisition, the Company records the identifiable assets acquired and liabilities assumed in the acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase and expenses acquisition-related costs as incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions. As of June 30, 2024, the Company owned four properties and each acquisition was accounted for as an asset acquisition.

Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets and assumed liabilities (including land, buildings, above- and below-market leases, in-place leases, and other identified intangible assets and liabilities) and then allocates the purchase price to these acquired assets and assumed liabilities based on respective fair values. The Company bases its fair value assessments on cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends, and market and economic conditions.

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

Intangible lease assets are recorded net of amortization on the Company’s condensed consolidated balance sheets. The amortization of acquired above- and below-market leases is recorded to rental revenue in the Company’s condensed consolidated statements of operations. The amortization of leasing commissions and leases in-place are recorded in depreciation and amortization in the Company’s condensed consolidated statements of operations.

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are recorded at cost and are generally depreciated on a straight-line basis over the estimated remaining useful lives of the assets as follows:

Description	Depreciable Life
Buildings	30 - 40 years
Building and site improvements	7 - 15 years
Lease intangibles and leasehold improvements	Over lease term

For the three and six months ended June 30, 2024, the Company recognized depreciation expense of $540 and $638, respectively, which was recorded as depreciation and amortization in the condensed consolidated statements of operations.

Significant improvements to properties are capitalized within investments in real estate on the Company's condensed consolidated balance sheets whereas repairs and maintenance are expensed as incurred and recorded in rental property operating expense in the Company’s condensed consolidated statements of operations.

Real estate investments are evaluated for impairment on a quarterly basis. The Company considers the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate investment is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate investment over the estimated remaining holding period is less than the carrying value of such investment. An impairment charge is recorded equal to the excess of the carrying value of the real estate investment over the fair value. When determining the fair value of a real estate investment, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of June 30, 2024, the Company has not recorded any impairments on its investments in real estate.

Redeemable Common Shares

We classify common shares held by an affiliate of the Company as redeemable common shares on our condensed consolidated balance sheets at redemption value. Redemption value is determined based on the Company's NAV per share of the applicable share class as of the reporting date. Changes in the value of redeemable common shares are recorded to additional paid-in capital.

Rental Revenue

The Company’s primary source of revenues is rental revenue, which is accounted for under ASC 842–“Leases.” Rental revenue primarily consists of fixed contractual base rent, and, to a lesser extent tenant reimbursements, arising from tenant leases at our properties under operating leases. Rent under leases where collection is deemed probable is recognized as revenue on a straight-line basis, including any determinable rent step-up or abatement provisions, over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Leases that are that are deemed uncollectible are recognized as a reduction to rental revenue through a reversal of deferred rent. Any future cash receipts on leases that are deemed uncollectible will be recorded as income on a cash basis. The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. The Company exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. As of June 30, 2024, all rent collection was deemed probable.

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

Earnings per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares of common shares outstanding during the period. The Company does not have any dilutive securities outstanding that would cause the basic earnings per share and diluted earnings per share to differ.

Organization and Offering Expenses

The Adviser has agreed to advance certain organization, offering expenses and operating expenses on behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025.

As of June 30, 2024, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2,158, which is recorded as a liability on the Company's condensed consolidated balance sheets. As of December 31, 2023, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $1,800, however these organizational and offering expenses were not recorded in the accompanying condensed consolidated financial statements because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.

Organizational expenses are expensed as incurred, and offering expenses are charged to equity. For the three and six months ended June 30, 2024, the Company recorded organizational expenses of $1,920 in its condensed consolidated statements of operations.

Operating Expenses

The Adviser has agreed to advance certain operating expenses on behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025.

As of June 30, 2024, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $1,666, which is recorded as a liability on the Company's condensed consolidated balance sheets. As of December 31, 2023, the Adviser and its affiliates has incurred operating expenses on the Company’s behalf of approximately $46, but these operating expenses were not recorded in the accompanying condensed consolidated financial statements because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.

Operating expenses are expensed in the period in which they are incurred. For the three and six months ended June 30, 2024, the Company recorded operating expenses of $1,666 as a component of general and administrative expenses in its condensed consolidated statements of operations.

Share-Based Compensation

We compensate each of our non-employee trustees on our board of trustees who are not affiliated with Morgan Stanley with an annual retainer of restricted Class E shares as part of their compensation for services on our board of trustees. See Note 10 - Equity for additional information regarding share-based compensation. Compensation cost related to restricted common shares issued is measured at its fair value on the grant date and amortized into expense over the vesting period on a straight-line basis.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards and pronouncements issued by the Financial Accounting Standards Board ("FASB").

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures" ("Topic 280"). Topic 280 enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker ("CODM"), extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. The amendments are effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption to all periods presented is required, and early adoption of the amendments is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.

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

3.Investments in Real Estate, net

Investments in real estate, net consisted of the following:

June 30, 2024
Building and building improvements	$17,996
Land and land improvements	98,603
Site improvements	9,675
Total	126,274
Accumulated depreciation	(638)
Investments in real estate, net	$125,636

As of December 31, 2023, the Company did not hold any investments in real estate.

Acquisitions

The following table details the acquisition values, including capitalized costs, property types and total rentable square feet for acquisitions made by the Company during the six months ended June 30, 2024:

Property Type	Acquisition value	Number of properties	Square feet (in thousands)
Industrial	$148,026	4	1,363

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2024:

Amount
Building and building improvements	$17,996
Land and land improvements	98,603
Site improvements	9,651
In-place leases	31,652
Leasing commissions	2,905
Above-market lease	4,500
Below-market lease	(17,281)
Total purchase price	$148,026
Assumed borrowings (1)	(58,667)
Net purchase price	$89,359
(1)Refer to Note 5 - Borrowings, net for more information on mortgage loans assumed.

Acquisition-related intangible assets and liabilities are recorded in intangible assets, net and intangible liabilities, net, respectively, on the condensed consolidated balance sheets.

4.Intangibles

The Company did not have any intangible assets or liabilities as of December 31, 2023. The following table summarizes the identified intangible assets and liabilities as of June 30, 2024:

Intangible assets:	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)
In-place leases	$31,652	$(236)	$31,416	14.8
Leasing commissions	2,905	(53)	2,852	10.1
Above-market lease	4,500	(126)	4,374	14.7
Total intangible assets:	$39,057	$(415)	$38,642	14.5

During the three and six months ended June 30, 2024, the Company recognized $247 and $289 of amortization, respectively, related to its in-place lease intangible assets and leasing commissions.

During the three and six months ended June 30, 2024, $75 and $126 of amortization is recorded as a decrease to rental revenue, respectively, related to above-market lease intangible assets in the condensed consolidated statements of operations.

Intangible liabilities:	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)
Below-market lease	$17,281	$(93)	$17,188	15.6
Total intangible liabilities:	$17,281	$(93)	$17,188	15.6

During each of the three and six months ended June 30, 2024, the Company recognized $93 of amortization related to its below-market lease intangible liabilities recorded as an increase to rental revenue in the condensed consolidated statements of operations.

The estimated future amortization of the Company’s intangible assets and liabilities for each of the next five years and thereafter as of June 30, 2024 is as follows:

Year	In-place leases	Leasing commissions	Above-market lease	Below-market lease
2024 (remaining)	$1,128	$180	$153	$554
2025	2,258	358	307	1,109
2026	2,258	358	307	1,109
2027	2,258	358	307	1,109
2028	2,258	358	307	1,109
Thereafter	21,256	1,240	2,993	12,198
Total	$31,416	$2,852	$4,374	$17,188

5.Secured Debt Arrangements, net

During the three months ended June 30, 2024, the Company assumed two amortizing mortgage loans secured by two of its real estate investments with an aggregate principal balance of $61,668 (the "Mortgage Loans"). The Mortgage Loans bear interest at a fixed rate of 4.02% and mature on April 1, 2028. As of June 30, 2024, the Mortgage Loans had a carrying value of $58,732, net of an acquisition discount of $2,936. The Company did not hold the Mortgage Loans as of December 31, 2023.

During the three and six months ended June 30, 2024, the Company incurred interest of $237 related to the Mortgage Loans, inclusive of $65 of discount amortization, recorded as interest expense in the condensed consolidated statements of operations.

The Company is subject to various financial and operational covenants under certain of its Mortgage Loans. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of June 30, 2024, the Company was in compliance with all of its covenants related to the Mortgage Loans.

6.Other Assets and Other Liabilities

The following table details the components of the Company's other assets at the dates indicated:

	June 30, 2024	December 31, 2023
Earnest money deposit	$2,000	$1,500
Straight-line rent receivables	164	-
Other	35	-
Total other assets	$2,199	$1,500

The following table details the components of the Company's other liabilities at the dates indicated:

	June 30, 2024	December 31, 2023
Distribution payable	$1,829	$-
Due to tenant	400	-
Interest payable	207	69
Other	166	-
Total other liabilities	$2,602	$69

7. Redeemable Common Shares and Non-Controlling Interests

On April 1, 2024, MSREI Holding, Inc., an affiliate of the Adviser ("MSREI Holding") purchased 1,225,000 Class E shares of the Company and the Special Limited Partner purchased 25,000 Class E Operating Partnership units, in each case, at a price per share/unit equal to $20.00 (the "Morgan Stanley Equity Investment"). Each of the offers and sales of the shares/units described above was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.

MSREI Holding and the Special Limited Partner have agreed to hold the Class E shares/Operating Partnership units issued in respect of the Morgan Stanley Equity Investment until the earlier of (i) the first date that the Company's NAV reaches $1.5 billion and (ii) April 1, 2027, which is three years after the initial closing of the Company's private offering. Following such date, each quarter MSREI Holding and the Special Limited Partner may request, with respect to the Morgan Stanley Equity Investment, that the Company repurchase (each, a “MS Repurchase”), a number of Class E shares/ Operating Partnership units in an amount equal to the amount available under the Company's share repurchase plan’s 5% quarterly cap, but only after the Company first satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the Company's share repurchase plan. Notwithstanding the foregoing, for so long as Morgan Stanley or its affiliate acts as investment adviser to the Company, the Company will not effect any MS Repurchase during any quarter in which the full amount of all common shares requested to be repurchased by shareholders other than Morgan Stanley and its affiliates under the Company's share repurchase plan is not repurchased or when the Company's share repurchase plan has been suspended.

As of June 30, 2024, Class E shares held by MSREI Holding and Class E units held by the Special Limited Partner pursuant to the Morgan Stanley Equity Investment are classified in temporary equity because the Company is required to repurchase or redeem, as applicable, these Class E shares / units upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed above).

The Class E shares held by MSREI Holding are classified as redeemable common shares on the Company's condensed consolidated balance sheets. The following table summarizes the changes in the Company's outstanding shares of redeemable common shares for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Balance at the beginning of the year	—
Issuance of common shares	1,225,000
Ending Balance	1,225,000

Redeemable common shares are recorded at their redemption value, which is equivalent to fair value, of such Class E common shares at the end of each measurement period. As of June 30, 2024 there was an allocation of $40 to the redeemable common shares in connection with this fair value measurement.

The Class E Operating Partnership units held by the Special Limited Partner are classified as redeemable non-controlling interests on the Company's condensed consolidated balance sheets. Redeemable non-controlling interests are recorded at the greater of their carrying amount, adjusted for their share of the allocation of income or loss and dividends, or their redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.

The following table details the activity of redeemable non-controlling interests related to the Special Limited Partner:

Six Months Ended June 30, 2024
Balance at the beginning of the year	$—
Issuance	500
GAAP income allocation	1
Distributions	(6)
Fair value allocation	6
Ending Balance	$501

8.Related Party Transactions

The following table details the components of due to affiliates:

June 30, 2024
Advanced organizational and offering expenses	$2,158
Advanced operating expenses	1,666
Accrued shareholder servicing fees	196
Due to affiliates	$4,020

There were no amounts recorded as due to affiliates as of December 31, 2023.

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

As of June 30, 2024, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2,158, which is recorded as a liability on the Company's condensed consolidated balance sheets. As of December 31, 2023, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $1,800, but these organizational and offering expenses were not recorded in the accompanying condensed consolidated financial statements because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.

Organizational expenses are expensed as incurred, and offering expenses are be charged to equity. For the three and six months ended June 30, 2024, the Company recorded organizational expenses of $1,920 in its condensed consolidated statements of operations.

Operating Expenses

The Adviser has agreed to advance certain operating expenses on behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025.

As of June 30, 2024, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $1,666, which is recorded as a liability on the Company's condensed consolidated balance sheets. As of December 31, 2023, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $46, but these operating expenses were not recorded in the accompanying condensed consolidated financial statements because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.

Operating expenses are expensed in the period in which they are incurred. For the three and six months ended June 30, 2024, the Company recorded operating expenses of $1,666 as a component of general and administrative in its condensed consolidated statements of operations.

Dealer Manager

On April 1, 2024, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with the Dealer Manager, pursuant to which the Dealer Manager will serve as the dealer manager for the Offering.

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class F-S share and Class S share sold in the Offering. In addition, the Company pays the Dealer Manager selling commissions equal to 0.85% per annum of the aggregate NAV of our outstanding Class F-S shares and Class S shares over time as shareholder servicing fees for ongoing services rendered to shareholders. There are no upfront selling commissions or shareholder servicing fees for Class I shares, Class F-I shares or Class E shares.

For the three and six months ended June 30, 2024, the Company incurred $1,906 in upfront selling commissions and $414 in shareholder servicing fees, which are charged against additional paid-in-capital as offering costs.

OP Agreement

On April 1, 2024, the Operating Partnership entered into the Amended and Restated Limited Partnership Agreement, by and among the Company, as the general partner, the Special Limited Partner, and the other limited partners party thereto from time to time.

Advisory Agreement

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

In addition, so long as the Advisory Agreement has not been terminated between the Company and the Adviser, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive in the aggregate an allocation from the Operating Partnership equal to 12.5% of the Total Return with respect to all of the Operating Partnership units, except Class E Operating Partnership units, subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership). Such allocation will be made annually and accrue monthly. Distributions on the performance participation interest may be payable in cash or Class E Operating Partnership units, or any combination thereof, at the election of the Special Limited Partner. The Special Limited Partner has agreed to waive distributions with respect to its performance participation interest through April 1, 2025 and as such the Company will not begin making monthly accruals until such date.

The Company may retain certain of the Adviser’s affiliates, from time to time, for services relating to its investments or its operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below market rates. As of June 30, 2024 and December 31, 2023, the Company has not retained an affiliate of the Adviser for any such services.

Warehouse Funding Facility

On November 22, 2023, the Company, as borrower, and MSREI Holding, an affiliate of the Adviser, as lender, entered into the Warehouse Funding Facility with a maximum amount of $125,000 that generally bears interest at a variable rate based on the Secured Overnight Funding Rate plus a spread based on the external cost typically used by Morgan Stanley to price funding for its business units and has a maturity date of May 22, 2025. As of December 31, 2023, the Warehouse Funding Facility had $28,750 of principal outstanding with an average all-in interest rate of 6.83%.

During the six months ended June 30, 2024, the Company incurred interest of $284 recorded as interest expense in the condensed consolidated statements of operations. During the three months ended June 30, 2024, no interest was incurred because the Warehouse Funding Facility was repaid and terminated on April 1, 2024. There were no financial covenants associated with the Warehouse Funding Facility.

9.Leases

The Company’s rental revenue primarily consists of rent earned from operating leases in the Company’s net leased portfolio which consists of fixed annual rents that escalates annually throughout the term of the leases, and the tenants are generally responsible for all property-related expenses, including taxes, insurance, and maintenance. As of June 30, 2024, the Company's investments in real estate are leased to single tenants on a net lease basis. The Company did not have any properties as of December 31, 2023.

The following table details the components of operating lease income from the leases which the Company is the lessor:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Fixed lease payments	$1,098	$1,462
Straight-line rent adjustment	107	164
Variable lease payments (1)	27	34
Amortization of above- and below-market leases	18	(33)
Rental revenue	$1,250	$1,627
(1)Consists of tenant reimbursements

The following table presents the undiscounted future minimum rents the Company expects to receive from its net lease properties classified as an operating leases as of June 30, 2024:

Year	Future Minimum Rents
2024 (remaining)	$5,630
2025	11,442
2026	11,642
2027	11,845
2028	12,052
Thereafter	48,624
Total	$101,235

10.Equity

As of December 31, 2023, the Company was authorized to issue an unlimited number of shares classified as common shares of beneficial interest, par value $0.01 per share (“common shares”). On March 29, 2024, the Company amended its Declaration of Trust, pursuant to which the Company is authorized to issue an unlimited number of common shares, including an unlimited number of shares classified as Class T shares, Class F-T shares, Class S shares, Class F-S shares, Class D shares, Class F-D shares, Class I shares, Class F-I shares, and Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share (“preferred shares”). Since the initial closing of the Offering on April 1, 2024, the Company has sold only Founder Share Classes and Class E shares. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations. The below table details the classes of common shares outstanding as of June 30, 2024:

Share Class	Shares Issued and Outstanding
Class F-S common shares, $0.01 par value per share	13,809,578
Class F-I common shares, $0.01 par value per share	5,962,197
Class E common shares, $0.01 par value per share	2,101,942
Total:	21,873,717

The table below details activity related to the Company's Founder Share Classes and Class E shares for the three months ended June 30, 2024:

	Class F-S	Class F-I	Class E
Beginning balance, March 31, 2024	—	—	—
Common shares issued	13,774,085	5,951,045	2,092,728
Dividend reinvested	35,493	11,152	9,214
Ending balance, June 30, 2024	13,809,578	5,962,197	2,101,942

Distributions

The table below details the Company's distribution per share for the Company's Founder Share Classes and Class E shares for the three months ended June 30, 2024:

	Class F-S	Class F-I	Class E
Aggregate gross distributions declared per share	$0.2542	$0.2542	$0.2542
Shareholder servicing fee per share	(0.0426)	—	—
Net distributions declared per share	$0.2116	$0.2542	$0.2542

On October 20, 2023, the Company was capitalized with a $1 investment by MSREI Holding at a purchase price of $20.00 per share. On March 28, 2024, the Company paid a distribution of $11 or $216.89 per common share to MSREI Holding. Immediately following such distribution, the Company repurchased all 50 shares from MSREI Holding at a price per common share equal to $20.00.

Share-Based Compensation

In April 2024, the Company's board of trustees were granted $79 in aggregate compensation in the form of 3,938 restricted Class E shares. The shares were issued at the most recent NAV per share of $20.00 and the shares, and their related distributions, are subject to a vesting period of one year. During the three and six months ended June 30, 2024, the Company recognized $20 of compensation expense related to these grants recorded in general and administrative expense in the condensed consolidated statements of operations.

11.Economic Dependency

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

12.Commitments and Contingencies

As of June 30, 2024 and December 31, 2023, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

13.Subsequent Events

The following table details the shares sold subsequent to the end of the period through the date of this report:

Title of Securities	Number of Shares Sold	Aggregate Consideration (1)
Class F-S common shares	4,438,765	$89,241
Class F-I common shares	1,843,385	36,903
Class S common shares	402,664	8,153
Class I common shares	228,901	4,584
Class E common shares	356,463	7,138
Total:	7,270,178	$146,019

(1)         Class F-S and Class S common shares includes aggregate upfront selling commissions of $478.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q (“Form 10-Q”). Dollars are in thousands, except for per share amounts or unless otherwise noted.

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

Overview

We are a Maryland statutory trust formed on February 6, 2023. Our investment strategy is focused primarily on originating, acquiring, financing and managing a portfolio of high-quality commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, meaning essential to the continuance of their business operations. We will also prioritize investing in real estate sectors such as industrial (e-commerce), manufacturing (on-shoring and near-shoring) and healthcare (aging demographics). To a lesser extent, we may invest in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities (“CMBS”), as well as other real estate-related securities (such as common and preferred stock of publicly traded REITs and other real estate companies) and loans (collectively referred to as, “CRE debt investments”).

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

Q2 2024 Highlights

Capital Activity

•Completed the initial closing of the Offering and our principal operations commenced on April 1, 2024.
•Raised gross proceeds of $462,732 in the Offering through the sale of our common shares.

Operating Results

•Declared monthly net distributions totaling $4,066 for the three months ended June 30, 2024.

Investments and Financings

•Acquired three additional industrial properties for an aggregate gross purchase price of $120,117. The acquisitions are consistent with our strategy of acquiring income-producing, mission-critical, single-tenant, net leased commercial properties.
•Assumed two amortizing mortgage loans secured by two of our real estate investments with an aggregate principal balance of $61,668, a fixed rate of 4.02% and maturity of April 1, 2028.

Investment Portfolio

The following table provides information regarding our real estate investments as of June 30, 2024 (dollars and square feet in thousands):

Property Type	Location	Acquisition Date	Square Feet	Occupancy Rate (1)	Gross Asset Value (2)
Industrial (3)	Chesapeake Bay, Virginia	February 2024	154	100%	$28,140
Industrial (4)	Hatfield, Massachusetts	June 2024	446	100%	43,009
Industrial (4)	Westfield, Massachusetts	June 2024	524	100%	60,589
Industrial (3)	Kings Mountain, North Carolina	June 2024	239	100%	16,518
Totals:			1,363		$148,256

(1)Occupancy Rate includes all leased square footage as of June 30, 2024.
(2)Based on fair value as of June 30, 2024.
(3)As of June 30, 2024, there was more than 10 years of remaining lease term on these properties.
(4)As of June 30, 2024, there was 5.5 years of remaining lease term on these properties.

Key Components of Our Results from Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended June 30, 2024, and for the three months ended March 31, 2024. The Company did not have any activity or operations during the six months ended June 30, 2023 and as such the Company did not present a comparison of that period to the six months ended June 30, 2024:

	For the three months ended		$
	June 30, 2024	March 31, 2024	Change
Revenues
Rental revenue	$1,250	$377	$873
Total revenues	$1,250	$377	$873
Expenses
Rental property operating	$27	$7	$20
Depreciation and amortization	787	140	647
General and administrative	1,686	—	1,686
Organizational costs	1,920	—	1,920
Total expenses	$4,420	$147	$4,273
Other income (expenses)
Other income	$4,071	$—	$4,071
Interest expense	(237)	(284)	47
Total other income (expenses)	$3,834	$(284)	$4,118
Net income (loss)	$664	$(54)	$718

Rental Revenue

During the three months ended June 30, 2024, we recorded rental income of $1,250 from our tenants in connection with our four real estate investments. The increase of $873 from the three months ended March 31, 2024 is largely attributable to the Company's purchase of three additional real estate investments in June 2024.

Rental Property Operating

During the three months ended, June 30, 2024, operating expenses in connection with our real estate investments increased by $20. The increase results from an increased number of investments in real estate held during the three months ended June 30, 2024, as compared to the three months ended March 31, 2024.

These expenses are reimbursable by our tenants and those reimbursements are recorded as a component of rental revenue.

Depreciation and Amortization

During the three months ended June 30, 2024, depreciation and amortization in connection with our real estate investments and related leases increased by $647. The increase results from an increased number of investments in real estate held during the three months ended June 30, 2024 as compared to the three months ended March 31, 2024.

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

Performance Participation Allocation

NH Net REIT Special Limited Partner LP, an affiliate of Morgan Stanley ("Special Limited Partner"), holds a performance participation interest in the Operating Partnership that entitles it to receive in the aggregate an allocation from the Operating Partnership equal to 12.5% of the Total Return with respect to all of the Operating Partnership units, except Class E Operating Partnership units, subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership). Such allocation is calculated annually, accrues monthly and paid quarterly. Distributions on the performance participation interest may be payable in cash or Class E Operating Partnership units, or any combination thereof, at the election of the Special Limited Partner.

The Special Limited Partner has agreed to waive distributions with respect to its performance participation interest through April 1, 2025 and as such the Company will not begin making monthly accruals until such date.

Organizational Costs and Operating Expenses

The Adviser has agreed to advance organizational costs and certain operating expenses on the behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. As of June 30, 2024, the Adviser incurred $1,920 and $1,666 of organizational costs and operating expenses, respectively, and there were no such amounts recorded during the three months ended March 31, 2024 because the Company did not commence its principal operations until April 1, 2024.

In April 2024, the Company's board of trustees were granted $79 in aggregate compensation in the form of restricted Class E shares subject to a one year vesting period. During the three months ended June 30, 2024, the Company recognized $20 of compensation expense related to these grants recorded in general and administrative expense in the condensed consolidated statements of operations.

Other Income

During the three months ended June 30, 2024, the Company earned $4,071 in other income, which is primarily comprised of interest income generated on our cash and cash equivalents. We did not record income classified as other income during the three months ended March 31, 2024 because we did not commence our principal operations until April 1, 2024.

Interest Expense

Interest expense decreased by $47 for the three months ended June 30, 2024 compared to the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company, as borrower, and MSREI Holding, Inc., an affiliate of the Adviser ("MSREI Holding"), as lender, had an uncommitted, unsecured line of credit agreement (the “Warehouse Funding Facility”) in place. The Warehouse Funding Facility had an average outstanding balance of $28,750 of principal outstanding with an average all-in interest rate of 6.83%. The Warehouse Funding Facility was repaid and terminated on April 1, 2024.

During the three months ended June 30, 2024, the Company assumed two amortizing mortgage loans secured by two of its real estate investments with an aggregate principal balance of $61,668 at a fixed rate of 4.02%.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of trustees (the "Valuation Guidelines"). The following table provides a breakdown of the major components of our NAV as of June 30, 2024:

Components of NAV	June 30, 2024
Investments in real estate	$148,256
Cash and cash equivalents	374,335
Restricted cash	117,090
Other assets	2,035
Secured debt arrangements	(58,648)
Subscriptions received in advance	(117,090)
Other liabilities	(2,602)
Due to affiliates	(196)
Net Asset Value	$463,180
Number of outstanding common shares / units	23,123,717

The following table provides a breakdown of our total NAV and NAV per common share/unit by class as of June 30, 2024:

Net asset value per share	Class F-S	Class F-I	Class E	Operating Partnership Units	Total
NAV	$276,600	$119,431	$66,648	$501	$463,180
Shares / units outstanding	13,809,578	5,962,197	3,326,942	25,000	23,123,717
NAV per share / unit	$20.0296	$20.0313	$20.0329	$20.0329	$20.0305

In accordance with our Valuation Guidelines, investments in real estate are held at cost for up to three months following their acquisition. Once we determine a fair value for more than one industrial property, we will include the key assumptions used in the determination of fair value for such property type and a sensitivity analysis related thereto.

The following table reconciles total shareholders' equity per our condensed consolidated balance sheets to our NAV:

June 30, 2024
Total shareholders' equity	$433,229
Redeemable common shares	24,540
Redeemable non-controlling interests	501
Total shareholders' equity, redeemable common shares and redeemable non-controlling interests under GAAP	$458,270
Adjustments:
Advanced organization and offering costs and advanced operating expenses	3,824
Accumulated depreciation and amortization	861
Unrealized net real estate appreciation	206
Unrealized gain on secured debt arrangements	19
NAV	$463,180

The following details the adjustments to reconcile accounting principles generally accepted in the United States of America ("GAAP") total shareholders' equity to our NAV:

•The Adviser agreed to advance certain organization and offering costs and operating expenses on our behalf through April 1, 2025. Such costs will be reimbursed to the Adviser on a pro-rata basis over a 60 month period beginning April 1, 2025. Amounts advanced by the Adviser will not impact NAV until such amounts are reimbursed by the Company.

•We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV. For the purposes of calculating our NAV investments in real estate and borrowings are held at their fair values.

•We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposed of calculating NAV.

Distributions

We commenced our principal operations on April 1, 2024 and declared distributions for common shareholders of record as of the last business day of each month thereafter. Each class of our common shares received the same aggregate gross distribution per share, however the net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to Morgan Stanley Distribution, Inc., the dealer manager for the Offering (the "Dealer Manager").

Record Date	Class F-S	Class F-I	Class E (1)
April 30, 2024	$0.0691	$0.0833	$0.0833
May 31, 2024	0.0691	0.0833	0.0833
June 28, 2024	0.0734	0.0876	0.0876
Total:	$0.2116	$0.2542	$0.2542

(1)Our non-controlling interests hold Class E units of the Operating Partnership and received per unit distributions equal to Class E shares.

On March 28, 2024, the Company paid a distribution of $11 or $216.89 per common share to MSREI Holding. Immediately following such distribution, the Company repurchased all 50 shares from MSREI Holding at price per common share equal to $20.00.

The following table summarizes the payment character and sources of distributions paid and payable for the six months ended June 30, 2024:

Distributions	Amount	Percentage
Payable in cash	$2,014	49%
Reinvested in shares	2,063	51%
Total distributions	$4,077	100%
Sources of Distributions
Cash flows from operating activities (1)	$4,077	100%
Total sources of distributions	$4,077	100%

(1)Cash flows from operations are calculated in accordance with GAAP and are $5,746 for the six months ended June 30, 2024.

Financial Condition, Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business with $491,425 in cash, cash equivalents and restricted cash as of June 30, 2024. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) financing arrangements and (iv) any future offerings of our equity or debt securities.

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

Capital Resources

As of June 30, 2024, the Company has two amortizing mortgage loans secured by two of its real estate investments with an aggregate principal balance of $61,668, a fixed rate of 4.02% and maturity of April 1, 2028.

Cash Flows

Cash flows from operating activities were $5,746 for the six months ended June 30, 2024, primarily as a result of rental income generated on our investments in real estate and interest income generated on our cash and cash equivalents.

Cash flows used in investing activities were $89,883 for the six months ended June 30, 2024, relating to acquisition of our investments in real estate.

Cash flows from financing activities were $548,311 for the six months ended June 30, 2024, primarily relating to proceeds from the Offering and mortgage loans assumed in connection with acquiring two investments in real estate.

Critical Accounting Estimates

The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See “Note 2—Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this for further descriptions of the below accounting policies.

Investments in Real Estate

We expect that most of our acquisitions will qualify as asset acquisitions rather than business combinations pursuant to ASC 805–“Business Combinations.” Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets and assumed liabilities (including land, buildings, above- and below-market leases, acquired in-place leases, and other identified intangible assets and assumed liabilities) and we allocate the purchase price to them, on a relative fair value basis. The most significant portion of the allocation is generally to building and land and requires the use of market-based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends, and market and economic conditions.

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

Recent Accounting Pronouncements

See “Note 2—Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

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

Credit Spread Risk

Credit spread risk is the risk that interest rate spreads between two different financial instruments will change. In general, U.S. fixed-rate commercial mortgage loans and CMBS are priced based on a spread to U.S. Treasury securities or interest rate swaps. We will generally benefit if credit spreads narrow during the time that we hold a portfolio of mortgage loans, CMBS and/or collateralized loan obligations ("CLO") investments, and we may experience losses if credit spreads widen during the time that we hold a portfolio of mortgage loans, CMBS and/or CLO investments. We actively monitor our exposure to changes in credit spreads and we may enter into credit total return swaps or take positions in other credit-related derivative instruments to moderate our exposure to losses associated with a widening of credit spreads.

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

Foreign Currency Risk

Should we acquire any loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in exchange rates. We generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we expect to substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in our Registration Statement. As of June 30, 2024, there have been no material changes from the risk factors set forth in “Item 1A. Risk Factors” in the Registration Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We are conducting the Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The below table details the common shares sold in the Offering (primary and distribution reinvestment plan):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration(4)
April 2024(1)	11,170,776	$224,290
May 2024(2)	4,705,655	94,192
June 2024(3)	5,997,286	119,750
Total:	21,873,717	$438,232
(1)Includes 6,076,341 of class F-S common shares, 3,702,750 of class F-I common shares and 1,391,685 of class E common shares
(2)Includes 3,206,883 of class F-S common shares, 1,129,001 of class F-I common shares and 369,771 of class E common shares
(3)Includes 4,526,354 of class F-S common shares, 1,130,446 of class F-I common shares and 340,486 of class E common shares
(4)Includes upfront selling commissions and dealer manager fees for Class F-S common shares of $1,906

On April 1, 2024, MSREI Holding purchased 1,225,000 Class E shares of the Company and the Special Limited Partner purchased 25,000 Class E Operating Partnership units, in each case, at a price per share/unit equal to $20.00. Each of the offers and sales of the shares/units described above was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.

On October 20, 2023, the Company was capitalized with a $1 investment by MSREI Holding at a purchase price of $20.00 per share. On March 28, 2024, the Company paid a distribution of $11 or $216.89 per common share to MSREI Holding. Immediately following such distribution, the Company repurchased all 50 shares from MSREI Holding at price per common share equal to $20.00.

Share Repurchase Plan

Our board of trustees adopted a share repurchase plan (the “Share Repurchase Plan”), pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, Class F-I shares and Class E shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our shares) is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of each of the immediately preceding three months). Shares or units issued to the Adviser and the Special Limited Partner pursuant to the Advisory Agreement or with respect to the performance participation allocation, respectively, are not subject to these repurchase limitations. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular quarter, we will only repurchase shares as of the opening of the last business day of that quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None

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

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated Balance Sheet (Unaudited), (ii) Statements of Operations (Unaudited), (iii) Statements of Changes in Deficit (Unaudited), (iv) Statement of Cash Flows (Unaudited), (v) the Notes to Financial Statements (Unaudited), and (vi) cover page
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Net REIT

August 6, 2024	By:	/s/ Douglas Armer
Douglas Armer Chief Financial Officer and Head of Capital Markets (Principal Executive Officer)

August 6, 2024	By:	/s/ John Calace
John Calace Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)