Form 10-Q
period 2024-09-30
North Haven Net REIT
filed 2024-11-06
CIK 1999784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

As of November 5, 2024, the issuer had the following shares outstanding: 18,422,857 Class F-S shares, 9,203,990 Class F-I shares, 1,984,737 Class S shares, 865,778 Class I shares and 3,975,391 Class E shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH HAVEN NET REIT
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in thousands, except for share and per share data)

	September 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$246,006	$-
Cash and cash equivalents	428,481	27,251
Restricted cash	19,895	-
Intangible assets, net	63,154	-
Other assets	1,429	1,500
Total assets	$758,965	$28,751

Liabilities
Secured debt arrangements, net	$58,656	$-
Warehouse credit facility (Note 8)	-	28,750
Due to affiliates	35,372	-
Subscriptions received in advance	19,895	-
Intangible liabilities, net	18,113	-
Other liabilities	7,808	69
Total liabilities	139,844	28,819

Commitments and contingencies (Note 12)	-	-
Redeemable common shares, par value Class E shares, $0.01 per share, 1,225,000 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (Note 7)	24,643	-
Redeemable non-controlling interests (Note 7)	503	-

Shareholders' equity (deficit)
Common shares, par value $0.01 per share, 31,377,243 and 50 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (Note 10)	314	0
Additional paid-in capital	595,984	1
Accumulated deficit and cumulative distributions	(4,560)	(69)
Total shareholders' equity (deficit)	591,738	(68)
Non-controlling interests in third-party ventures	2,237	-
Total equity	$593,975	$(68)
Total liabilities and shareholders' equity (deficit)	$758,965	$28,751

(1)As of September 30, 2024, the condensed consolidated balance sheet include assets of a consolidated variable interest entity ("VIE") of $46,216, which can only be used to settle the obligations of the VIE, and liabilities of $1,469, which includes third-party liabilities for which the creditors or beneficial interest holders do not have recourse against us.

The accompanying notes are an integral part of the condensed consolidated financial statements

NORTH HAVEN NET REIT
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands, except for share and per share data)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenues
Rental revenue	$5,119	$6,746
Total revenues	$5,119	$6,746

Expenses
Rental property operating	$444	$478
Depreciation and amortization	2,438	3,365
General and administrative	1,207	2,893
Organizational costs	—	1,920
Total expenses	$4,089	$8,656

Other income (expenses)
Other income	$6,135	$10,206
Interest expense	(827)	(1,348)
Total other income (expenses)	$5,308	$8,858
Net income	$6,338	$6,948
Net income attributable to non-controlling interests in Operating Partnership unit holders	$5	$6
Net income attributable to non-controlling interests in third-party ventures	$2	$2
Net income attributable to common shareholders	$6,331	$6,940
Net income per share of common shares, basic and diluted	$0.20	$0.43
Weighted-average shares of common shares outstanding, basic and diluted	30,914,129	16,153,874

The accompanying notes are an integral part of the condensed consolidated financial statements

NORTH HAVEN NET REIT
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)
($ in thousands, except for share and per share data)

	Common Shares (Par Value)

	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' equity	Non-controlling interests in third party ventures	Total Equity
Balance at June 30, 2024	21,873,717	$219	$436,547	$(3,537)	$433,229	$—	$433,229
Common shares issued	9,352,274	94	187,842	—	187,936	—	187,936
Common shares repurchased	(24,433)	—	(480)	—	(480)	—	(480)
Amortization of restricted share grants	—	—	20	—	20	—	20
Offering costs	—	—	(31,361)	—	(31,361)	—	(31,361)
Distribution reinvestment	175,685	1	3,523	—	3,524	—	3,524
Distributions declared on common shares (Refer to Note 10 - Equity for gross per share)	—	—	—	(7,354)	(7,354)	—	(7,354)
Net income ($5 allocated to redeemable non-controlling interests)	—	—	—	6,331	6,331	2	6,333
Net contributions from non-controlling interests	—	—	—	—	—	2,235	2,235
Allocation to redeemable common shares	—	—	(103)	—	(103)	—	(103)
Allocation to redeemable non-controlling interests	—	—	(4)	—	(4)	—	(4)
Balance at September 30, 2024	31,377,243	$314	$595,984	$(4,560)	$591,738	$2,237	$593,975

The accompanying notes are an integral part of the condensed consolidated financial statements

NORTH HAVEN NET REIT
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)
($ in thousands, except for share and per share data)

	Common Shares (Par Value)

	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' equity (Deficit)	Non-controlling interests in third party ventures	Total Equity (Deficit)
Balance at December 31, 2023	50	$0	$1	$(69)	$(68)	$—	$(68)
Common shares issued	31,170,131	312	625,856	—	626,168	—	626,168
Common shares repurchased	(24,483)	—	(481)	—	(481)	—	(481)
Amortization of restricted share grants	—	—	39	—	39	—	39
Offering costs	—	—	(33,918)	—	(33,918)	—	(33,918)
Distribution reinvestment	231,545	2	4,641	—	4,643	—	4,643
Distributions declared on common shares (Refer to Note 10 - Equity for gross per share)	—	—	—	(11,420)	(11,420)	—	(11,420)
Distributions declared prior to principal operations commencement ($216.89 gross per share)	—	—	—	(11)	(11)	—	(11)
Net income ($6 allocated to redeemable non-controlling interests)	—	—	—	6,940	6,940	2	6,942
Net contributions from non-controlling interests	—	—	—	—	—	2,235	2,235
Allocation to redeemable common shares	—	—	(143)	—	(143)	—	(143)
Allocation to redeemable non-controlling interests	—	—	(11)	—	(11)	—	(11)
Balance at September 30, 2024	31,377,243	$314	$595,984	$(4,560)	$591,738	$2,237	$593,975

The accompanying notes are an integral part of the condensed consolidated financial statements

NORTH HAVEN NET REIT
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For the nine months ended September 30, 2024
($ in thousands)

Cash flows from operating activities:
Net income	$6,948
Adjustments to reconcile net income to cash provided by operating activities:
Straight-line rent adjustment	(585)
Amortization of above- and below- market lease, net	(162)
Depreciation and amortization	3,365
Amortization of discount on mortgage loans	262
Amortization of restricted share grants	39
Changes in assets and liabilities
Other assets	(248)
Other liabilities	1,827
Due to affiliates	4,773
Net cash provided by operating activities	$16,219
Cash flows from investing activities:
Acquisition of real estate	$(229,695)
Capital improvements to real estate	(25)
Earnest money deposit	250
Net cash used in investing activities	$(229,470)
Cash flows from financing activities:
Proceeds from issuance of common shares	$626,168
Subscriptions received in advance	19,895
Proceeds from issuance of redeemable common shares	24,500
Proceeds from issuance of operating partnership units	500
Repurchase of common shares	(1)
Payment of offering costs	(3,457)
Repayment of the warehouse credit facility	(28,750)
Repayment of mortgage loans	(272)
Payment of distributions to common shareholders	(4,182)
Payment of distributions prior to principal operations commencement	(11)
Payment of distributions to operating partnership units	(14)
Net cash provided by financing activities	$634,376
Net change in cash, cash equivalents, and restricted cash	$421,125
Cash and cash equivalents at December 31, 2023	27,251
Cash, cash equivalents, and restricted cash at September 30, 2024	$448,376

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$428,481
Restricted cash	19,895
Total cash, cash equivalents and restricted cash	$448,376

Supplemental disclosure:

Interest paid	$986

Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans	$58,667
Distribution reinvestment	$4,643
Accrued distributions for common shareholders	$2,254
Accrued distributions for redeemable non-controlling interests	$340
Accrued shareholder servicing fees	$30,360
Accrued offering costs	$239
Accrued share repurchases	$480
Allocation to redeemable common shares	$143
Allocation to redeemable non-controlling interests	$11
Net contributions from non-controlling interests	$2,235

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

As of September 30, 2024, the Company owned seven net lease investments in the industrial sector and one net lease investment in the retail sector. The Company currently operates in one reportable segment.

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

We have not presented condensed consolidated statements of operations and condensed consolidated statements of changes in shareholders' equity (deficit) for the three and nine months ended September 30, 2023 and a condensed consolidated statement of cash flows for the nine months ended September 30, 2023 because the Company did not have any activity or operations during that period. The Company's results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

The Operating Partnership is considered to be a VIE. Substantially all of the Company's operations are conducted through the Operating Partnership and the Company consolidates this entity as it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financings, budgets, and overall operating plans. The Company meets the VIE disclosure exemption criteria.

During the three months ended September 30, 2024, the Company acquired a 95% interest in a joint venture, which is considered to be a VIE. The Company consolidates this entity because it is the primary beneficiary.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of September 30, 2024 and December 31, 2023. Income generated on our cash and cash equivalents is recorded in the period in which it is earned under other income in the condensed consolidated statements of operations.

Restricted Cash

Restricted cash consists of cash received for subscriptions prior to the date in which subscriptions are effective and shareholders are admitted into the Company. The Company’s restricted cash pertaining to subscriptions received in advance is $19,895 as of September 30, 2024 and is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. There was no restricted cash as of December 31, 2023, as the Company had not yet received subscriptions.

Investments in Real Estate

When acquiring a property, the Company determines whether the acquisition should be accounted for as a business combination or an asset acquisition in accordance with Accounting Standards Codification (“ASC”) ASC 805 – “Business Combinations.” For both a business combination and an asset acquisition, the Company records the identifiable assets acquired and liabilities assumed in the acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase and expenses acquisition-related costs as incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions. As of September 30, 2024, the Company owned eight properties and each acquisition was accounted for as an asset acquisition.

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

For the three and nine months ended September 30, 2024, the Company recognized depreciation expense of $1,505 and $2,144, respectively, which was recorded as depreciation and amortization in the condensed consolidated statements of operations.

Significant improvements to properties are capitalized within investments in real estate on the Company's condensed consolidated balance sheets whereas repairs and maintenance are expensed as incurred and recorded in rental property operating expense in the Company’s condensed consolidated statements of operations.

Real estate investments are evaluated for impairment on a quarterly basis. The Company considers the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate investment is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate investment over the estimated remaining holding period is less than the carrying value of such investment. An impairment charge is recorded equal to the excess of the carrying value of the real estate investment over the fair value. When determining the fair value of a real estate investment, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of September 30, 2024, the Company has not recorded any impairments on its investments in real estate.

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

Rental Revenue

The Company’s primary source of revenues is rental revenue, which is accounted for under ASC 842–“Leases.” Rental revenue primarily consists of fixed contractual base rent, and, to a lesser extent tenant reimbursements, arising from tenant leases at our properties under operating leases. Rent under leases where collection is deemed probable is recognized as revenue on a straight-line basis, including any determinable rent step-up or abatement provisions, over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Leases that are that are deemed uncollectible are recognized as a reduction to rental revenue through a reversal of deferred rent. Any future cash receipts on leases that are deemed uncollectible will be recorded as income on a cash basis. The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. The Company exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. As of September 30, 2024, all rent collection was deemed probable.

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

As of September 30, 2024, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2,158, which is recorded as due to affiliates on the Company's condensed consolidated balance sheets. As of December 31, 2023, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $1,800, however these organizational and offering expenses were not recorded in the accompanying condensed consolidated financial statements because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.

Organizational expenses are expensed as incurred, and offering expenses are charged to equity. For the three and nine months ended September 30, 2024, the Company recorded organizational expenses of $0 and $1,920, respectively, in its condensed consolidated statements of operations.

Operating Expenses

The Adviser has agreed to advance certain operating expenses on behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025.

As of September 30, 2024, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $2,854, which is recorded as due to affiliates on the Company's condensed consolidated balance sheets. As of December 31, 2023, the Adviser and its affiliates has incurred operating expenses on the Company’s behalf of approximately $46, but these operating expenses were not recorded in the accompanying condensed consolidated financial statements because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.

Operating expenses are expensed in the period in which they are incurred. For the three and nine months ended September 30, 2024, the Company recorded operating expenses of $1,207 and $2,807, respectively, as a component of general and administrative expenses in its condensed consolidated statements of operations.

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

3.Investments in Real Estate, net

Investments in real estate, net consisted of the following:

September 30, 2024
Building and building improvements	$196,662
Land and land improvements	30,419
Site improvements	21,069
Total	248,150
Accumulated depreciation	(2,144)
Investments in real estate, net	$246,006

As of December 31, 2023, the Company did not hold any investments in real estate.

Acquisitions

The following table details the acquisition values, including capitalized costs, property types and total rentable square feet for acquisitions made by the Company during the nine months ended September 30, 2024:

Property Type	Acquisition value	Number of properties	Square feet (in thousands)
Industrial	$268,318	7	2,490
Retail	25,908	1	109
Total:	$294,226	8	2,599

One of the Company's acquisitions made during the three months ended September 30, 2024 was a 95% interest in a joint venture of which the Company is the primary beneficiary and which is consolidated within the Company's condensed consolidated financial statements. The 5% minority interest held by the Company's joint venture partner is $2,237 and is recorded as non-controlling interests on the condensed consolidated balance sheets.

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2024:

Amount
Building and building improvements	$196,662
Land and land improvements	30,419
Site improvements	21,045
In-place leases	49,814
Leasing commissions	9,930
Above-market lease	4,839
Below-market lease	(18,483)
Total purchase price	$294,226
Assumed borrowings (1)	(58,667)
Net purchase price	$235,559
(1)Refer to Note 5 - Secured Debt Arrangements, net for more information on mortgage loans assumed.

Acquisition-related intangible assets and liabilities are recorded in intangible assets, net and intangible liabilities, net, respectively, on the condensed consolidated balance sheets.

4.Intangibles

The following table summarizes the identified intangible assets and liabilities as of September 30, 2024:

Intangible assets:	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)
In-place leases	$49,814	$(1,001)	$48,813	15.3
Leasing commissions	9,930	(220)	9,710	11.3
Above-market lease	4,839	(208)	4,631	13.7
Total intangible assets:	$64,583	$(1,429)	$63,154	14.6

The Company did not have any intangible assets or liabilities as of December 31, 2023.

During the three and nine months ended September 30, 2024, the Company recognized $933 and $1,221 of amortization, respectively, related to its in-place lease intangible assets and leasing commissions.

During the three and nine months ended September 30, 2024, $83 and $208, respectively, of amortization is recorded as a decrease to rental revenue and is related to above-market lease intangible assets in the condensed consolidated statements of operations.

Intangible liabilities:	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)
Below-market lease	$18,483	$(370)	$18,113	16.4
Total intangible liabilities:	$18,483	$(370)	$18,113	16.4

During each of the three and nine months ended September 30, 2024, $277 and $370, respectively, of amortization is recorded as an increase to rental revenue and is related to below-market lease intangible liabilities in the condensed consolidated statements of operations.

The estimated future amortization of the Company’s intangible assets and liabilities for each of the next five years and thereafter as of September 30, 2024, is as follows:

Year	In-place leases	Leasing commissions	Above-market lease	Below-market lease
2024 (remaining)	$970	$261	$86	$288
2025	3,879	1,044	343	1,152
2026	3,879	1,044	343	1,152
2027	3,879	1,044	343	1,152
2028	3,879	1,044	343	1,152
Thereafter	32,327	5,273	3,173	13,217
Total	$48,813	$9,710	$4,631	$18,113

5.Secured Debt Arrangements, net

On June 6, 2024, the Company assumed two amortizing mortgage loans secured by two of its real estate investments with an aggregate principal balance of $61,668 (the "Mortgage Loans"). The Mortgage Loans bear interest at a fixed rate of 4.02% and mature on April 1, 2028. As of September 30, 2024, the Mortgage Loans had an aggregate principal balance of

$61,396, with a carrying value of $58,656, net of an acquisition discount of $2,740. The Company did not hold the Mortgage Loans as of December 31, 2023.

During the three and nine months ended September 30, 2024, the Company incurred interest of $827 and $1,065, respectively, related to the Mortgage Loans, inclusive of $196 and $262, respectively, of discount amortization, recorded as interest expense in the condensed consolidated statements of operations.

The Company is subject to various financial and operational covenants under certain of its Mortgage Loans. These covenants require the Company to maintain certain financial ratios, which include leverage, debt yield, and debt service coverage, among others. As of September 30, 2024, the Company was in compliance with all of its covenants related to the Mortgage Loans.

6.Other Assets and Other Liabilities

The following table details the components of the Company's other assets at the dates indicated:

	September 30, 2024	December 31, 2023
Tenant receivables	$839	$-
Straight-line rent receivables	585	-
Earnest money deposit	-	1,500
Other	5	-
Total other assets	$1,429	$1,500

The following table details the components of the Company's other liabilities at the dates indicated:

	September 30, 2024	December 31, 2023
Distribution payable	$2,594	$-
Due to tenants	2,201	-
Unearned rental income	1,288	-
Accrued property expenses	780	-
Interest payable	206	69
Other	739	-
Total other liabilities	$7,808	$69

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

As of September 30, 2024, Class E shares held by MSREI Holding and Class E units held by the Special Limited Partner pursuant to the Morgan Stanley Equity Investment are classified in mezzanine equity because the Company is required to repurchase or redeem, as applicable, these Class E shares / units upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed above).

The Class E shares held by MSREI Holding are classified as redeemable common shares on the Company's condensed consolidated balance sheets. The following table summarizes the changes in the Company's outstanding shares of redeemable common shares for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Balance at the beginning of the year	—
Issuance of common shares	1,225,000
Ending Balance	1,225,000

Redeemable common shares are recorded at their redemption value, which is equivalent to fair value, of such Class E common shares at the end of each measurement period. As of September 30, 2024, there was an allocation of $143 to the redeemable common shares in connection with this fair value measurement.

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

The following table details the activity of redeemable non-controlling interests related to the Special Limited Partner:

Nine Months Ended September 30, 2024
Balance at the beginning of the year	$—
Issuance	500
GAAP income allocation	6
Distributions	(14)
Fair value allocation	11
Ending Balance	$503

8.Related Party Transactions

The following table details the components of due to affiliates:

September 30, 2024
Accrued shareholder servicing fees	$30,360
Advanced operating expenses	2,854
Advanced organizational and offering expenses	2,158
Due to affiliates	$35,372

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

As of September 30, 2024, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2,158, which is recorded as a liability on the Company's condensed consolidated balance sheets. As of December 31, 2023, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $1,800, but these organizational and offering expenses were not recorded in the accompanying condensed consolidated financial statements because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.

Organizational expenses are expensed as incurred, and offering expenses are be charged to equity. For the three and nine months ended September 30, 2024, the Company recorded organizational expenses of $0 and $1,920, respectively, in its condensed consolidated statements of operations.

Operating Expenses

The Adviser has agreed to advance certain operating expenses on behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025.

As of September 30, 2024, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $2,854, which is recorded as a liability on the Company's condensed consolidated balance sheets. As of December 31, 2023, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $46, but these operating expenses were not recorded in the accompanying condensed consolidated financial statements because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.

Operating expenses are expensed in the period in which they are incurred. For the three and nine months ended September 30, 2024, the Company recorded operating expenses of $1,207 and $2,807, respectively, as a component of general and administrative in its condensed consolidated statements of operations.

Dealer Manager

On April 1, 2024, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with the Dealer Manager, pursuant to which the Dealer Manager will serve as the dealer manager for the Offering.

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class F-S share and Class S share sold in the Offering. For the three and nine months ended September 30, 2024, the

Company incurred $618 and $2,523, respectively, in upfront selling commissions which are charged against additional paid-in-capital as offering costs.

The Company pays the Dealer Manager selling commissions equal to 0.85% per annum of the aggregate NAV of our outstanding Class F-S shares and Class S shares over time as shareholder servicing fees for ongoing services rendered to shareholders. Shareholder servicing fees are accrued upon the sale of Class F-S shares and Class S shares and are based upon our best estimate of aggregate fees payable. For the three and nine months ended September 30, 2024, the Company incurred $30,880 and $31,294, respectively, in shareholder servicing fees which are charged against additional paid-in-capital as offering costs.

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

The Company may retain certain of the Adviser’s affiliates, from time to time, for services relating to its investments or its operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below market rates. As of September 30, 2024 and December 31, 2023, the Company has not retained an affiliate of the Adviser for any such services.

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

During the nine months ended September 30, 2024, the Company incurred interest of $284 recorded as interest expense in the condensed consolidated statements of operations. During the three months ended September 30, 2024, no interest was incurred because the Warehouse Funding Facility was repaid and terminated on April 1, 2024. There were no financial covenants associated with the Warehouse Funding Facility.

9.Leases

The Company’s rental revenue primarily consists of rent earned from operating leases in the Company’s net leased portfolio which consists of fixed annual rents that escalates annually throughout the term of the leases, and the tenants are generally responsible for all property-related expenses, including taxes, insurance, and maintenance. As of September 30, 2024, the Company's investments in real estate are leased to single tenants on a net lease basis. The Company did not have any properties as of December 31, 2023.

The following table details the components of operating lease income from the leases which the Company is the lessor:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Fixed lease payments	$4,111	$5,574
Straight-line rent adjustment	422	585
Variable lease payments (1)	392	425
Amortization of above- and below-market leases	194	162
Rental revenue	$5,119	$6,746
(1)Consists of tenant reimbursements

The following table presents the undiscounted future minimum rents the Company expects to receive from its net lease properties classified as operating leases as of September 30, 2024:

Year	Future Minimum Rents
2024 (remaining)	$5,482
2025	22,242
2026	22,685
2027	23,139
2028	23,604
Thereafter	145,464
Total	$242,616

10.Equity

As of December 31, 2023, the Company was authorized to issue an unlimited number of shares classified as common shares of beneficial interest, par value $0.01 per share (“common shares”). On March 29, 2024, the Company amended its Declaration of Trust, pursuant to which the Company is authorized to issue an unlimited number of common shares, including an unlimited number of shares classified as Class T shares, Class F-T shares, Class S shares, Class F-S shares, Class D shares, Class F-D shares, Class I shares, Class F-I shares, and Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share (“preferred shares”). The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations. The below table details the classes of common shares outstanding as of September 30, 2024:

Share Class	Shares Issued and Outstanding
Class S common shares, $0.01 par value per share	995,669
Class F-S common shares, $0.01 par value per share	18,379,637
Class I common shares, $0.01 par value per share	434,371
Class F-I common shares, $0.01 par value per share	8,942,181
Class E common shares, $0.01 par value per share	2,625,385
Total:	31,377,243

The table below details activity related to the Company's common share classes for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024
	Class S	Class F-S	Class I	Class F-I	Class E	Total
Beginning balance, June 30, 2024	—	13,809,578	—	5,962,197	2,101,942	21,873,717
Common shares issued	994,742	4,462,683	433,831	2,939,847	521,171	9,352,274
Dividend reinvested	927	111,111	540	40,137	22,970	175,685
Common shares repurchased	—	(3,735)	—	—	(20,698)	(24,433)
Ending balance, September 30, 2024	995,669	18,379,637	434,371	8,942,181	2,625,385	31,377,243

	Nine Months Ended September 30, 2024
	Class S	Class F-S	Class I	Class F-I	Class E	Total
Beginning balance, December 31, 2023	—	—	—	—	—	—
Common shares issued	994,742	18,236,768	433,831	8,890,891	2,613,899	31,170,131
Dividend reinvested	927	146,604	540	51,290	32,184	231,545
Common shares repurchased	—	(3,735)	—	—	(20,698)	(24,433)
Ending balance, September 30, 2024	995,669	18,379,637	434,371	8,942,181	2,625,385	31,377,243

Share Repurchase Plan

Our board of trustees adopted a share repurchase plan (the “Share Repurchase Plan”), pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of our common shares

(including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares) is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of each of the immediately preceding three months). Shares or units issued to the Adviser and the Special Limited Partner pursuant to the Advisory Agreement or with respect to the performance participation allocation, respectively, are not subject to these repurchase limitations. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular quarter, we will only repurchase shares as of the opening of the last business day of that quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date.

During the three and nine months ended September 30, 2024, the Company repurchased 3,735 Class F-S shares and 20,698 Class E shares for a total of $73 and $407, respectively.

Distributions

The table below details the Company's distribution per share for the Company's common share classes for the three and nine months ended September 30, 2024:

	Three months ended September 30, 2024
	Class S	Class F-S	Class I	Class F-I	Class E
Aggregate gross distributions declared per share	$0.1756	$0.2632	$0.1756	$0.2632	$0.2632
Shareholder servicing fee per share	(0.0284)	(0.0426)	—	—	—
Net distributions declared per share	$0.1472	$0.2206	$0.1756	$0.2632	$0.2632

	Nine months ended September 30, 2024
	Class S	Class F-S	Class I	Class F-I	Class E
Aggregate gross distributions declared per share	$0.1756	$0.5174	$0.1756	$0.5174	$0.5174
Shareholder servicing fee per share	(0.0284)	(0.0852)	—	—	—
Net distributions declared per share	$0.1472	$0.4322	$0.1756	$0.5174	$0.5174

On October 20, 2023, the Company was capitalized with a $1 investment by MSREI Holding at a purchase price of $20.00 per share. On March 28, 2024, the Company paid a distribution of $11 or $216.89 per common share to MSREI Holding. Immediately following such distribution, the Company repurchased all 50 shares from MSREI Holding at a price per common share equal to $20.00.

Share-Based Compensation

In April 2024, the Company's board of trustees were granted $79 in aggregate compensation in the form of 3,938 restricted Class E shares. The shares were issued at the most recent NAV per share of $20.00 and the shares, and their related distributions, are subject to a vesting period of one year. During the three and nine months ended September 30, 2024, the Company recognized $20 and $39 of compensation expense, respectively, related to these grants recorded in general and administrative expense in the condensed consolidated statements of operations.

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

12.Commitments and Contingencies

As of September 30, 2024 and December 31, 2023, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

13.Subsequent Events

The following table details the shares issued subsequent to the end of the period through the date of this report:

Title of Securities	Number of Shares Sold	Aggregate Consideration (1)
Class S common shares	986,687	$20,017
Class F-S common shares	2,490	51
Class I common shares	430,654	8,644
Class F-I common shares	244,891	4,925
Class E common shares	116,148	2,335
Total:	1,780,870	$35,972

(1)         Class F-S and Class S common shares includes aggregate upfront selling commissions of $217.

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

As of September 30, 2024, we have received gross proceeds of $626,168 from the sale of our common shares and contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the net proceeds to make investments. We intend to continue selling shares on a monthly basis.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10-Q.

Q3 2024 Highlights

Capital Activity

•Raised gross proceeds of $187,936 for the three months ended September 30, 2024, through the sale of our common shares.

Operating Results

•Declared monthly net distributions totaling $7,353 for the three months ended September 30, 2024. The details of our total returns are shown in the following table:

	Class S	Class F-S	Class I	Class F-I	Class E
Annualized Distribution Rate (1)	N/A	4.40%	N/A	5.25%	5.25%
Inception-to-Date Total Return (2)(3)	1.02%	2.74%	1.16%	3.18%	3.21%

(1)The annualized distribution rate is calculated by annualizing the declared distributions per share as of September 30, 2024 and dividing by the NAV per share as of August 31, 2024. The inaugural monthly distribution for Class S and Class I were declared in August 2024 and the annualized distribution rates for each of those classes will be disclosed once distributions have been declared for two consecutive fiscal quarters. Refer to Note 10 - Equity for more information.
(2)Total return is calculated as the change in NAV per share from the date the first share of each respective class was sold through September 30, 2024, plus any distributions per share declared in the period and assumes reinvestment of distributions pursuant to the Company's distribution reinvestment plan. The inception dates for the Class F-S, F-I and E shares are April 1, 2024 and inception dates for Class S and I shares are August 1, 2024. We believe total return is a useful measure of our overall performance.
(3)Class S and Class F-S shares exclude upfront selling commissions. Inclusive of the maximum upfront selling commissions, the inception-to-date total return for class Class S and Class F-S are -1.92% and -0.25%, respectively.

Investments

•Acquired three additional industrial properties and one retail property for an aggregate gross purchase price of $142,343. The acquisitions are consistent with our strategy of acquiring income-producing, mission-critical, single-tenant, net leased commercial properties.

Investment Portfolio

The following table provides information regarding our real estate investments as of September 30, 2024 (dollars and square feet in thousands):

Property Type	Market	Acquisition Date	Square Feet	Gross Asset Value (1)	Occupancy Rate (2)	Remaining Lease Term (Years)
Industrial	Norfolk, Virginia	February 2024	154	$29,220	100%	14.0
Industrial (3)	Boston, Massachusetts	June 2024	446	43,170	100%	15.2
Industrial (3)	Boston, Massachusetts	June 2024	524	61,180	100%	15.2
Industrial	Charlotte, North Carolina	June 2024	239	16,600	100%	14.3
Industrial	Bedford, Indiana	July 2024	401	40,927	100%	10.0
Industrial	Detroit, Michigan	August 2024	258	33,380	100%	9.0
Industrial (4)	Kansas City, Missouri	September 2024	468	46,184	100%	8.2
Retail	Phoenix, Arizona	September 2024	109	25,908	100%	25.0
Totals:			2,599	$296,569		13.4

(1)Based on fair value as of September 30, 2024.
(2)Occupancy rate includes all leased square footage as of September 30, 2024.
(3)Remaining lease term assumes the exercise of the extension options that are for materially below market rents.
(4)The Company owns 95% of this property through a consolidated joint-venture.

Key Components of Our Results from Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended September 30, 2024, and for the three months ended June 30, 2024. The Company did not have any activity or operations during the nine months ended September 30, 2023, and as such the Company did not present a comparison of that period to the nine months ended September 30, 2024:

	For the three months ended		$
	September 30, 2024	June 30, 2024	Change
Revenues
Rental revenue	$5,119	$1,250	$3,869
Total revenues	$5,119	$1,250	$3,869
Expenses
Rental property operating	$444	$27	$417
Depreciation and amortization	2,438	787	1,651
General and administrative	1,207	1,686	(479)
Organizational costs	—	1,920	(1,920)
Total expenses	$4,089	$4,420	$(331)
Other income (expenses)
Other income	$6,135	$4,071	$2,064
Interest expense	(827)	(237)	(590)
Total other income (expenses)	$5,308	$3,834	$1,474
Net income	$6,338	$664	$5,674
Net income attributable to non-controlling interests	$7	$—	$7
Net income attributable to common shareholders	$6,331	$664	$5,667

Rental Revenue

During the three months ended September 30, 2024, we recorded rental income of $5,119 from our tenants in connection with our real estate investments. The increase of $3,869 from the three months ended June 30, 2024, is largely attributable to the Company's purchase of four additional real estate investments during the third quarter.

Rental Property Operating

During the three months ended September 30, 2024, operating expenses in connection with our real estate investments increased by $417. The increase results from an increased number of investments in real estate held during the three months ended September 30, 2024, as compared to the three months ended June 30, 2024. These expenses are generally reimbursable by our tenants and those reimbursements are recorded as a component of rental revenue.

Depreciation and Amortization

During the three months ended September 30, 2024, depreciation and amortization in connection with our real estate investments and related leases increased by $1,651. The increase results from an increased number of investments in real estate held during the three months ended September 30, 2024 as compared to the three months ended June 30, 2024.

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

Organizational Costs and General and Administrative Costs

The Adviser has agreed to advance organizational costs and certain operating expenses on the behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. During the three months ended June 30, 2024, the Company recorded $1,686 in general and administrative expenses and $1,920 in organizational costs. These costs are inclusive of amounts incurred prior to the Company's commencement of principal operations on April 1, 2024. The decrease of general and administrative expenses of $479 during the three months ended September 30, 2024 is largely attributed to expenses incurred only during that period are recorded in the condensed consolidated statements of operations. The Company did not incur any organizational costs during the three months ended September 30, 2024.

Other Income

Other income increased by $2,064 during the three months ended September 30, 2024 compared to the three months ended June 30, 2024, primarily attributable to interest income generated on a higher average cash and cash equivalents balance.

Interest Expense

Interest expense increased by $590 for the three months ended September 30, 2024 compared to the three months ended June 30, 2024, due to a higher average principal balance on secured debt arrangements during the three months ended September 30, 2024.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of trustees (the "Valuation Guidelines"). The following table provides a breakdown of the major components of our NAV as of September 30, 2024:

Components of NAV	September 30, 2024
Investments in real estate	$296,569
Cash and cash equivalents	428,481
Restricted cash	19,895
Other assets	844
Secured debt arrangements	(59,417)
Subscriptions received in advance	(19,895)
Other liabilities	(7,808)
Due to affiliates	(275)
Non-controlling interests related to joint ventures	(2,237)
Net Asset Value	$656,157
Number of outstanding common shares / units (1)	32,627,243

(1)Includes Class E Shares and Class E Units subject to redemption features, classified as redeemable common shares and redeemable non-controlling interests.

The following table provides a breakdown of our total NAV and NAV per common share/unit by class as of September 30, 2024:

Net asset value per share	Class S	Class F-S	Class I	Class F-I	Class E (1)	Operating Partnership Units	Total
NAV	$20,001	$369,625	$8,725	$179,845	$77,458	$503	$656,157
Shares / units outstanding	995,669	18,379,637	434,371	8,942,181	3,850,385	25,000	32,627,243
NAV per share / unit	$20.0876	$20.1105	$20.0861	$20.1120	$20.1169	$20.1169	$20.1107

(1)Includes Class E Shares subject to redemption features, classified as redeemable common shares.

The key assumption used to determine the valuations of our investments in real estate is the capitalization rate. As of September 30, 2024, the weighted-average capitalization rate for our industrial properties was 7.5%. The table below shows how a change in the capitalization rate, assuming all other factors remain unchanged, would impact the value of our industrial property investments.

Assumption	Hypothetical Change	Change to Value
Capitalization rate	0.25% Decrease	3.5%
(weighted average)	0.25% Increase	(3.2)%

In accordance with our Valuation Guidelines, investments in real estate are held at cost for up to three months following their acquisition. Once we determine a fair value for more than one retail property, we will include the key assumptions used in the determination of fair value for such property type and a sensitivity analysis related thereto.

The following table reconciles total shareholders' equity per our condensed consolidated balance sheets to our NAV:

September 30, 2024
Total shareholders' equity	$591,738
Redeemable common shares	24,643
Redeemable non-controlling interests	503
Total shareholders' equity, redeemable common shares and redeemable non-controlling interests under GAAP	$616,884
Adjustments:
Accrued shareholder servicing fees	30,085
Advanced organization and offering costs and advanced operating expenses	5,012
Accumulated depreciation and amortization	2,880
Unrealized net real estate appreciation	2,318
Unrealized loss on secured debt arrangements	(1,022)
NAV	$656,157

The following details the adjustments to reconcile accounting principles generally accepted in the United States of America ("GAAP") total shareholders' equity to our NAV:

•Under GAAP, shareholder servicing fees are accrued upon the sale of Class S or Class F-S shares, while for NAV only the portion that is payable in the proceeding month is recognized.

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

Record Date	Class S	Class F-S	Class I	Class F-I	Class E (1)
April 30, 2024	$—	$0.0691	$—	$0.0833	$0.0833
May 31, 2024	—	0.0691	—	0.0833	0.0833
June 28, 2024	—	0.0734	—	0.0876	0.0876
July 31, 2024	—	0.0734	—	0.0876	0.0876
August 30, 2024	0.0735	0.0735	0.0877	0.0877	0.0877
September 30, 2024	0.0735	0.0735	0.0877	0.0877	0.0877
Total:	$0.1470	$0.4320	$0.1754	$0.5172	$0.5172

(1)Our non-controlling interests hold Class E units of the Operating Partnership and received per unit distributions equal to Class E shares.

On March 28, 2024, the Company paid a distribution of $11 or $216.89 per common share to MSREI Holding. Immediately following such distribution, the Company repurchased all 50 shares from MSREI Holding at price per common share equal to $20.00.

The following table summarizes the payment character and sources of distributions paid and payable for the nine months ended September 30, 2024:

Distributions	Amount	Percentage
Payable in cash	$6,314	55%
Reinvested in shares	5,131	45%
Total distributions	$11,445	100%
Sources of Distributions
Cash flows from operating activities (1)	$11,445	100%
Total sources of distributions	$11,445	100%

(1)Cash flows from operations are calculated in accordance with GAAP and are $16,219 for the nine months ended September 30, 2024.

Financial Condition, Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business with $448,376 in cash, cash equivalents and restricted cash as of September 30, 2024. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) financing arrangements and (iv) any future offerings of our equity or debt securities.

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

Capital Resources

As of September 30, 2024, the Company has two amortizing mortgage loans secured by two of its real estate investments with an aggregate principal balance of $61,396, a fixed rate of 4.02% and maturity of April 1, 2028.

Cash Flows

Cash flows from operating activities were $16,219 for the nine months ended September 30, 2024, primarily as a result of rental income generated on our investments in real estate and interest income generated on our cash and cash equivalents.

Cash flows used in investing activities were $229,470 for the nine months ended September 30, 2024, relating to acquisition of our investments in real estate.

Cash flows from financing activities were $634,376 for the nine months ended September 30, 2024, primarily relating to proceeds from the Offering.

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

Foreign Currency Risk

Should we acquire any loans and investments that are denominated in a foreign currency, they may be subject to risks related to fluctuations in exchange rates. We generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we expect to substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in our Registration Statement. As of September 30, 2024, there have been no material changes from the risk factors set forth in “Item 1A. Risk Factors” in the Registration Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We are conducting the Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The below table details the common shares sold in the Offering (primary and distribution reinvestment plan):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration(7)
April 2024(1)	11,170,776	$224,290
May 2024(2)	4,705,655	94,192
June 2024(3)	5,997,286	119,750
July 2024(4)	5,894,789	117,991
August 2024(5)	2,272,517	45,547
September 2024(6)	1,360,653	27,305
Total:	31,401,676	$629,075
(1)Includes 6,076,341 of class F-S common shares, 3,702,750 of class F-I common shares and 1,391,685 of class E common shares
(2)Includes 3,206,883 of class F-S common shares, 1,129,001 of class F-I common shares and 369,771 of class E common shares
(3)Includes 4,526,354 of class F-S common shares, 1,130,446 of class F-I common shares and 340,486 of class E common shares
(4)Includes 4,093,531 of class F-S common shares, 1,567,601 of class F-I common shares and 233,657 of class E common shares
(5)Includes 402,664 of class S common shares, 415,626 of class F-S common shares, 228,901 of class I common shares, 1,087,913 of class F-I common shares and 137,413 of class E common shares
(6)Includes 593,005 of class S common shares, 64,637 of class F-S common shares, 205,470 of class I common shares, 324,470 of class F-I common shares and 173,071 of class E common shares
(7)Includes upfront selling commissions and dealer manager fees for Class F-S common shares of $2,522

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

Share Repurchase Plan

Our board of trustees adopted a share repurchase plan (the “Share Repurchase Plan”), pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of our common shares

(including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our shares) is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of each of the immediately preceding three months). Shares or units issued to the Adviser and the Special Limited Partner pursuant to the Advisory Agreement or with respect to the performance participation allocation, respectively, are not subject to these repurchase limitations. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular quarter, we will only repurchase shares as of the opening of the last business day of that quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date.

The table below sets forth common share repurchases by the Company during the three months ended September 30, 2024 under the share repurchase plan:

Repurchase Date:	Total Number of Common Shares Repurchased	Average Purchase Price Paid per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs (3)
September 30, 2024	24,433	$19.68	24,433	—

(1)Repurchase price was reflective of 98% of NAV per share as of August 31, 2024 for each share class because the repurchased shares were not outstanding for at least one year as set forth in our share repurchase plan described above.
(2)Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.
(3)Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

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

3.3	Bylaws of North Haven Net REIT, dated March 29, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated Balance Sheet (Unaudited), (ii) Statements of Operations (Unaudited), (iii) Statements of Changes in Deficit (Unaudited), (iv) Statement of Cash Flows (Unaudited), (v) the Notes to Financial Statements (Unaudited), and (vi) cover page
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Net REIT

November 6, 2024	By:	/s/ Douglas Armer
Douglas Armer Chief Financial Officer and Head of Capital Markets (Principal Executive Officer)

November 6, 2024	By:	/s/ John Calace
John Calace Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)