Form 10-K
period 2024-12-31
North Haven Net REIT
filed 2025-02-24
CIK 1999784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 000-56611
_________________________
North Haven Net REIT
(Exact name of registrant as specified in its charter)
_________________________

Maryland		92-2570735
(State or other jurisdiction of incorporation or registration)		(I.R.S. Employer Identification No.)
1585 Broadway, 33rd Floor
New York, NY	212-761-2340	10036
(Address of principal executive offices)	Registrant’s telephone number, including area code	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Securities registered pursuant to section 12(g) of the Act:
Class S common shares of beneficial interest, par value $0.01 per share
Class F-S common shares of beneficial interest, par value $0.01 per share
Class I common shares of beneficial interest, par value $0.01 per share
Class F-I common shares of beneficial interest, par value $0.01 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is currently no established market for the Registrant’s common shares of beneficial interest.
As of February 24, 2025 the issuer had the following shares outstanding: 18,601,207 Class F-S shares, 10,234,843 Class F-I shares, 3,802,900 Class S shares, 1,579,852 Class I shares and 4,303,020 Class E shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:
•Interest rates;
•Economic growth;
•Changes in demographics;
•Market conditions;
•Rent growth;
•Net operating income growth;
•Capitalization rates; and
•Occupancy rates.
In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:
•Changes in interest rates;
•Inflation;
•Unexpected market movements;
•A slowdown or contraction of the economy;
•Legislative or regulatory developments;
•Errors in strategy execution;

•Acts of God and wars (including the war in Ukraine and the conflict and escalation tensions in the Middle East); and
•Other asset-level developments, including the risk factors described in “Item 1A. Risk Factors.”
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, except as otherwise required by federal securities laws we assume no duty and do not undertake to update the forward-looking statements.

Summary of Risk Factors

The following is only a summary of the principal risks that may adversely affect our business, financial condition and results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Item 1A. Risk Factors.”
Some of the more significant risks relating to our business, our private offering and an investment in our common shares include:
•We have limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
•We face risks associated with the deployment of our capital.
•Since there is no public trading market for our common shares, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan will provide shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares. Our board of trustees cannot terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, return of capital, offering net proceeds. the sale of assets or repayments under CRE debt investments (as defined below), and advances or the deferral of fees and expenses, and we have no limits on the amounts we may fund from such sources.
•The purchase price and repurchase price for our common shares will be generally based on our prior month’s net asset value (“NAV”) (subject to material changes as described above) and will not be based on any public trading market. While there are independent valuations of our investments from time to time, the valuation of investments is inherently subjective and our NAV may not accurately reflect the actual price at which our investments could be liquidated on any given day.
•We have no employees and are dependent on the Adviser (as defined below) to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other MSREI Clients, including the Opportunistic Funds (each as defined below), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.

•We may make changes to our business, investment, leverage and financing strategies without shareholder approval.
•On acquiring shares, you will experience immediate dilution in the net tangible book value of your investment.
•Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•Our shareholders generally have limited voting rights.
•There are limits on the ownership and transferability of our shares.
•While our investment strategy includes investing in net leased properties and CRE debt investments with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in the Company, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.
•We intend to elect and continue to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our shareholders could materially decrease.
•The acquisition of investment properties has been and may in the future be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
•Investment in net lease assets involves certain risks, including, but not limited to, tenants’ inability to pay rent, increases in interest rates and lack of availability of financing, tenant turnover and vacancies, and changes in supply of or demand for similar properties in a given market.
•We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could materially adversely affect our revenue and net income, overall performance, results of operations and ability to pay distributions.
•We are subject to risks related to changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the war in Ukraine and the conflict and escalation tensions in the Middle East).

Part I
Item 1. Business
References herein to “North Haven Net REIT,” the “Company,” “we,” “us,” or “our” refer to North Haven Net REIT, a Maryland statutory trust and its subsidiaries, unless the context specifically requires otherwise.

General Description of Business and Operations

The Company invests in net lease investments comprised of high-quality commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, meaning essential to the continuance of their business operations. The Company seeks to create a portfolio diversified across asset class, tenant industry, lease expiration and geography to attempt to mitigate credit risk concentration and volatility resulting from market conditions. In addition, to a lesser extent, the Company also invests on a tactical basis in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities, as well as other real estate-related securities (such as common and preferred stock of publicly traded real estate investment trusts (“REITs”) and other real estate companies) and loans.

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

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-K, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and plan to conduct our business primarily through our various subsidiaries. Commencing with our taxable year ended December 31, 2024, we intend to elect and qualify to be taxed as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

As of February 24, 2025, we had received cumulative net proceeds of $770.8 million (inclusive of net proceeds from investments through our distribution reinvestment plan) from the sale of our common shares and contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the net proceeds to make investments. We intend to continue selling shares on a monthly basis.

Our Adviser

We are externally managed by MSREF Real Estate Advisor, Inc. (the “Adviser”), a Delaware corporation and wholly-owned subsidiary of Morgan Stanley (NYSE: MS) (“Morgan Stanley”). Pursuant to the advisory agreement between us, the Operating Partnership and the Adviser (the “Advisory Agreement”), we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees. Our board of trustees will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure.

Our Adviser operates through Morgan Stanley Real Estate Investing (“MSREI”), the dedicated global private real estate investment management arm of Morgan Stanley. MSREI is functionally located within the Global Real Assets platform of Morgan Stanley Investment Management (“MSIM”). Since its inception in the early 1990s, MSREI has acquired over $200 billion of gross real estate assets in 39 countries as of September 30, 2024. As of September 30, 2024, MSREI managed approximately $53 billion of gross real estate assets worldwide on behalf of its clients. MSIM, together with its investment advisory affiliates, has approximately $1.6 trillion in assets under management or supervision as of September 30, 2024. Morgan Stanley, founded in 1935, is a leading global financial services firm providing a wide range of investment banking, securities, wealth management and investment management services. With offices in 42 countries, Morgan Stanley’s employees serve clients worldwide including corporations, governments, institutions and individuals. MSIM, together with its investment advisory affiliates, has more than 1,300 investment professionals around the world and approximately $1.6 trillion in assets under management or supervision as of September 30, 2024. MSIM strives to provide outstanding service and long-term investment performance to a diverse client base through a comprehensive suite of investment management solutions.

Established in the early 1990s, MSREI, which is functionally located within MSIM’s Global Real Assets platform, has been one of the most active real estate investors for over three decades, acquiring over $200 billion of gross real estate assets in 42 countries as of September 30, 2024. Primarily focused on global value-add / opportunistic and regional core strategies, MSREI’s range of experience encompasses a broad array of asset classes, geographic regions and investment strategies across all phases of the real estate cycle. With 17 offices across 12 countries throughout the U.S., Europe and Asia, regional teams of dedicated real estate professionals combine a unique global perspective with local market presence and significant transaction execution expertise. As of September 30, 2024, MSREI managed approximately $53 billion of gross real estate assets worldwide on behalf of its clients.

Our executive chairperson, chief financial officer, and other executive officers are senior MSREI professionals. Our Adviser, our executive officers, and other personnel supplied to us by our Adviser are each not obligated to dedicate any specific amount of time to our business. Our Adviser is subject to the supervision and oversight of our board of trustees and has only such functions and authority as our board of trustees delegates to it. Pursuant to the Advisory Agreement, our Adviser is entitled to receive a base management fee and expense reimbursements. In addition, the Special Limited Partner is entitled to receive a performance participation allocation. See “Note 9. Related Party Transactions” to our consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Trustee Independence” in this Annual Report on Form 10-K for more detail on the terms of the Advisory Agreement.

Investment Objectives

Our investment objectives are to invest in real estate and real estate-related assets that will enable us to:

•Preserve and protect invested capital;
•Provide attractive current income in the form of predictable, stable cash distributions;
•Realize appreciation in net asset value (“NAV”) from differentiated sourcing, investment selection, structuring and proactive asset management; and
•Provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate and private credit funds with the potential for additional upside through real estate tax advantages and appreciation potential, and with potentially lower volatility than publicly-traded real estate companies.

Investment Strategy

Our investment strategy is to create a diversified portfolio of high-quality commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, meaning essential to the continuance of their business operations. We seek to target high quality, credit-worthy tenants whose businesses have strong outlooks and are resilient in the face of economic downturns and quality real estate properties that we believe have the potential to appreciate in value over the long-term by virtue of their sector, physical attributes and market location. We also prioritize investing in real estate sectors that benefit from long-term secular and demographic demand tailwinds and exposure to faster growing segments of the economy. Examples include industrial (eCommerce), manufacturing (on-shoring and near-shoring) and healthcare (aging demographics).

In addition, to a lesser extent, we also intend to invest on a tactical basis in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities (“CMBS”), as well as other real estate-related securities (such as common and preferred stock of publicly traded REITs and other real estate companies) and loans (collectively referred to as, “CRE debt investments”).

Capital allocation will depend on market conditions at the time we invest and may change over time in response to prevailing market conditions, including with respect to interest rates and general economic and credit market conditions.

We leverage and intend to continue to leverage Morgan Stanley’s proprietary relationship networks within and outside of the real estate industry, which is a significant sourcing and origination advantage and unique relative to other net lease investors. Specifically, to acquire real estate through sale-leaseback transactions, we leverage and intend to continue to leverage Morgan Stanley’s vast and deep relationships with financial sponsors and companies, both public and private, to identify counterparties not otherwise necessarily active as net lease issuers. Given corporate real estate sellers often have myriad objectives beyond maximizing the sale price of their real estate, we expect these directly negotiated transactions to be on mutually beneficial terms with attractive acquisition pricing. We also leverage MSREI’s broad relationships in the real estate industry formed over its 30+ year history to acquire net lease properties through other channels, such as real estate owners, developers, operators and various real estate and financial intermediaries.

Net Lease Investments

We seek to create a portfolio diversified across property type, geography, tenant profile and industry, and lease expiration in an effort to reduce volatility in income and/or underperformance tied to adverse economic conditions disproportionately affecting specific industries or geographic regions and to mitigate credit risk concentration.

The property types we target, include, but are not limited to, industrial, manufacturing, warehouse, distribution and research and development (“R&D”), healthcare, and essential retail. Within each property type, we target specific acquisition criteria in a highly selective manner.

•Industrial, Manufacturing, Warehouse, Distribution and R&D. We focus on industrial, manufacturing, warehouse, distribution and R&D facilities where the tenant has a strong credit profile and experienced management team. We target real estate assets that are: critical to the tenant’s core business and continued operations; in locations essential to or strategic for the tenant; and difficult, costly or disruptive to replace. Because we prioritize real estate with appreciation potential, flexibility and attractiveness to other tenants, we often focus on properties that are located in close proximity to major transportation thoroughfares such as airports, ports, railways, major freeways or interstate highways, and with good access to labor.
•Healthcare. We focus on medical office buildings and hospitals leased to large regional physician practices or affiliated with major health systems, as well as laboratories, ambulatory surgical centers, urgent cares, service-type locations such as dental and dialysis centers, and animal health service clinics. We primarily focus on healthcare properties that have substantial tenant investments such as special regulatory permits and buildouts that would make relocation difficult or costly. We look for healthcare properties that are mission critical to tenant operations, generally located adjacent to or near hospital campuses or other medical facilities or in strong retail-centric locations to capitalize on demographics, and where the tenant has a strong credit profile and is not easily displaced by regulatory changes or new market entrants. In certain instances, we will seek additional credit enhancements to augment the credit of the tenant. In states where a certificate of need statute exists, we ensure that our sites carry this designation to maintain long-term viability.
•Essential Retail. We focus on eCommerce resistant industries where the presence of a physical location is important to the end consumer and mission critical to the tenant. Our underwriting of retail properties focuses on the fundamental value of the underlying real estate, site level performance, quality of operator (whether corporate owned or experienced multi-unit franchise operators), demographics, and whether the property is subject to a master lease with multiple operating locations.

We may invest, on a selective basis, in sectors and asset classes that do not fall into the “Target” buckets above, including, net-leased hotels, senior housing, residential, ground leases, entertainment, infrastructure, and other real assets that offer attractive risk-adjusted returns. Such tactical investments are expected to be structured through net-leases with increased emphasis on income-to-rent coverage ratios and the sustainability of the underlying business economics.

As of December 31, 2024, our $505.9 million net lease portfolio, at fair value, consisted of 5,348 square feet across 15 fully leased properties throughout the United States.

CRE Debt Investments

In addition to investing in net lease assets, to a lesser extent and on a tactical basis, we intend to originate, acquire, finance and manage a portfolio of CRE debt investments diversified across both geography and asset class. Our CRE debt investments are expected to be primarily secured by properties located in U.S. markets, but may also include debt investments issued or backed by real estate in broader North America and Europe, and are expected to include private credit instruments such as first mortgage loans (including pari passu participations), mezzanine loans, preferred equity, B Notes (as defined below) and securities or broadly syndicated instruments such as real estate-related corporate credit, CMBS and select other CRE-related debt asset classes.

As of December 31, 2024, we had one senior mortgage loan with a principal balance of $75.6 million, an interest rate of one-month Secured Overnight Financing Rate (“SOFR”) + 4.15% and a maturity date of June 1, 2028 with two one-year extension options.

Borrowing Policies

We use leverage and expect in the future to continue to use leverage to provide additional funds to support our investment activities. Our target leverage ratio is 55–60%. Our leverage ratio is measured by dividing (i) consolidated investment-level debt and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of our investments (measured using the greater of fair market value and cost). There is, however, no limit on the amount we may borrow with respect to any individual investment. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. Our leverage ratio may be substantially higher or lower until such time that we have raised substantial proceeds from our private offering and acquired a diversified portfolio of investments or at certain other times, particularly during a market downturn or in connection with a large acquisition.

As of December 31, 2024, we had the following secured debt:

Two amortizing mortgage loans secured by two of its real estate investments with an aggregate principal balance of $61.1 million, a maturity date of April 1, 2028 and bear interest at a fixed interest rate of 4.02%.

One note secured by its investment in real estate debt with a principal balance of $50.3 million, an interest rate of one-month SOFR + 2.00% and a maturity date of June 1, 2028 with two one-year extension options.

For an overview of our borrowings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Taxation of the Company

We intend to make an election to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2024. To qualify as a REIT, we generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as U.S. federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years.

Furthermore, we have one or more taxable REIT subsidiaries (“TRSs”) that pay U.S. federal, state, and local income tax on their net taxable income. See Item “1A. Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

Governmental Regulations

Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”).

In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage, and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.

Competition

We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, investment funds, REITs, vehicles, investment programs, businesses, accounts, products and/or other similar arrangements (in each case, including any new or successor funds, programs, accounts or businesses) sponsored, advised and/or managed by Morgan Stanley, including MSIM and MSREI, that have or will have active investment programs that are focused on real estate equity and/or debt investing or otherwise may make real estate investments (collectively, “Other Morgan Stanley Accounts”) with investment strategies that overlap with ours may be allocated investment opportunities, which the Adviser and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with Morgan Stanley’s prevailing policies and procedures.

In the face of this competition, we have access to the Adviser’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

For additional information concerning these competitive risks, see “Item 1A. Risk Factors—Risks Related to Investments in Real Estate.”

Human Capital

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and Declaration of Trust.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Morgan Stanley, including our Adviser and its affiliates. See “Item 1A. Risk Factors—Risks Related to Conflicts of Interest.”

Available Information

Shareholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov or from our website at www.northhavenreit.com.

We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for information about our Company. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings.

Item 1A. Risk Factors
Risks Related to Our Organizational Structure
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We are a newly formed entity with a limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Adviser or its affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares may entail more risk than an investment in a REIT with a substantial operating history.
The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of trustees for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and, in turn, may materially adversely affect our results of operations and financial condition.
Our board of trustees approved very broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of real estate and originations of CRE debt investments on our behalf, so long as such acquisitions, dispositions and/or originations are consistent with the investment guidelines and our Declaration of Trust. The Adviser will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our Declaration of Trust. There can be no assurance that the Adviser will be successful in implementing any particular strategy or discretionary approach to our investment activities. Our board of trustees intends to review our investment guidelines and investment portfolio periodically. Pre-approval of our board of trustees or a committee of independent trustees will be required only as set forth in our Declaration of Trust (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our trustees will rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of trustees.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous private offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our common shares and the time we invest such net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in targeted leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds, until such time that we have raised substantial proceeds in our private offering and acquired a diversified portfolio of investments and/or times when there are few attractive investment opportunities. We may hold such cash in money market accounts or other similar temporary investments, each of which is subject to the management fees payable to the Adviser given that the management fee payable to the Adviser is based on our NAV (irrespective of whether such NAV represents investments in net lease properties, CRE debt investments and/or cash or cash equivalents). For example, during the year ended December 31, 2024, we raised approximately $689 million in our continuous private offering (the “Offering”), of which we held approximately $291 million in cash, cash equivalents and restricted cash as of December 31, 2024, pending investment in net lease real estate and/or CRE debt investments.
In the event we are unable to find suitable investments, such cash may be maintained for longer periods, which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may materially adversely affect overall returns. In the event we fail to timely invest the net proceeds from sales of our common shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be materially adversely affected.

We may make changes to our business, investment, leverage and financing strategies without shareholder approval.
Our board of trustees has approved very broad investment guidelines with which we must comply, but these investment guidelines provide the Adviser with broad discretion and can be changed by the approval of a majority of our board of trustees. As the market evolves, we may, with the approval of a majority of our board of trustees, change our business, investment and financing strategies without a vote of, or notice to, our shareholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this filing. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we intend to use leverage at times and in amounts deemed prudent by our management in its discretion, subject to the oversight of our board of trustees, and the decision of what amount of leverage is prudent is not subject to shareholder approval. Changes to our strategies with regards to the foregoing could materially and adversely affect our financial condition and results of operations.
There is no public trading market for our common shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for our common shares, and we do not expect that such a market will ever develop in the future. Therefore, the repurchase of shares by us will likely be the only way for you to dispose of your shares, and such repurchases are limited by the share repurchase plan. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”). As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Plan.”

Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the amount of shares we may repurchase is subject to limitations overseen by our board of trustees. Our board of trustees may make exceptions to the limitations in our share repurchase plan (or repurchase fewer shares than such repurchase limitations), or modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our shareholders.
We may choose to repurchase fewer shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, which will be approved and administered by our board of trustees, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to, among other reasons, in the discretion of our board of trustees, lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property, commercial real estate debt or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our board of trustees may make exceptions to such repurchase limitations (or repurchase fewer shares than such repurchase limitations), or modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interests and the best interests of our shareholders. Our board of trustees cannot terminate our share repurchase plan absent a liquidity event that results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If we do not repurchase the full amount of all shares requested to be repurchased in any given quarter, funds will be allocated pro rata based on the total number of shares being repurchased without regard to class after we have repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets will consist of net lease assets and CRE debt investments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our board of trustees’ judgment, place an undue burden on our liquidity, adversely affect our operations or impose an adverse impact on the Company as a whole, or should the board of trustees otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then the board of trustees may determine to repurchase fewer shares than have been requested to be repurchased (including relative to the 5% quarterly limit under our share repurchase plan), or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of trustees to consider at least quarterly whether the continued suspension of the plan is in the best interests of the Company and our shareholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, a shareholder’s ability to have their shares repurchased by us may be limited and at times shareholders may not be able to liquidate their investment. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Plan.”
Economic events may have an adverse effect on our investments and may cause our shareholders to request that we repurchase their shares, which may materially adversely affect our cash flow and our results of operations and financial condition.
Economic events affecting economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of geopolitical events and military conflicts, such as the war in Ukraine and the conflict and escalating tensions in the Middle East), trade barriers, availability of credit, national and international circumstances and inflation could have an adverse effect on our investments and cause our shareholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. These events could impair our profitability or result in losses to us. Terrorist attacks, political and military instability, and the military operations of the United States and its allies could have significant adverse effects on the global economy. Furthermore, epidemics that spread quickly have the potential to significantly affect the global economy, if not contained. The potential impact on the Company or the likelihood of such events cannot be predicted by the Adviser. If the Adviser fails to react appropriately to difficult market, economic and geopolitical conditions, we could incur material losses.
Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the private investment fund industry in general. Certain legislation proposing greater regulation of the industry periodically is considered by various jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Company, the Adviser or Morgan Stanley, the markets in which they trade and invest, or the counterparties with which they do business, may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Company.
Unpredictable or unstable market conditions may result in reduced opportunities to find suitable investments to deploy capital or make it more difficult to exit and realize value from the Company’s investments. It is important to understand that the Company can incur material losses even if it reacts quickly to difficult market conditions and there can be no assurance that the Company will not suffer material adverse effects from broad and rapid changes in market conditions.
Even if we decide to satisfy repurchase requests from our shareholders in respect of an economic event, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio, could be materially adversely affected.
In addition, certain broker-dealers may recommend to their clients that they seek repurchase of some or all of our shares that they hold. Any such recommendation may result in a significant volume of repurchase requests in a given period, which may use up capacity under the caps of our share repurchase plan and may result in repurchase requests being fulfilled on pro rata basis.
If we are unable to successfully integrate investments and manage our growth, our results of operations and financial condition may be materially and adversely affected.
We may be unable to successfully and efficiently integrate acquired investments into our portfolio or otherwise effectively manage our assets or growth. In addition, increases in the size of our investment portfolio and/or changes in our investment focus may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources, which could lead to decreased efficiency. Any failure to effectively manage such growth or increase in scale could materially adversely affect our results of operations and financial condition.
The amount and source of distributions we may make to our shareholders are uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be materially adversely affected by a number of factors, including, but not limited to, the risk factors described in this Annual Report on Form 10-K. Our board of trustees (or a committee of our board of trustees) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:
•The limited size of our portfolio until such time that we have acquired a diversified portfolio of investments;
•Our inability to invest the net proceeds from sales of our shares on a timely basis in income-producing investments;
•Our inability to realize attractive risk-adjusted returns on our investments;
•High levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•Defaults in our investment portfolio or decreases in the value of our investments.
As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of distributions we do make to our shareholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, return of capital, offering net proceeds. the sale of assets or repayments under CRE debt investments, and advances or the deferral of fees and expenses, and we have no limits on the amounts we may fund from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to shareholders, particularly until such time that we have acquired a diversified portfolio of investments. Therefore, we may fund distributions to our shareholders from sources other than cash flow from operations, including, without limitation, borrowings, return of capital, offering net proceeds (including from sales of our common shares or Operating Partnership units to Morgan Stanley or its affiliates), the sale of assets or repayments under CRE debt investments and advances or the deferral of fees and expenses. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including, but not limited to, the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in our common shares or Operating Partnership units (in lieu of cash) and the Special Limited Partner elects to receive distributions on its performance participation interest in Operating Partnership units (in lieu of cash), how quickly we invest the proceeds from our private offering and any future offering and the performance of our investments, including our portfolio of real estate debt investments and real estate-related securities. Funding distributions from borrowings, offering net proceeds (including from sales of our common shares or Operating Partnership units to Morgan Stanley or its affiliates) and the sale of or repayments under CRE debt investments will result in us having less funds available to acquire real estate or CRE debt investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional common shares (or other securities convertible into our common shares) will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs (including interest) and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and materially adversely impact the value of your investment.
We may also defer expenses or pay expenses (including management fees payable to the Adviser or distributions to the Special Limited Partner) with our common shares or Operating Partnership units to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could materially adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Adviser or the Special Limited Partner shortly after issuing such share or units as compensation. The payment of expenses in our common shares or Operating Partnership units will dilute your ownership interest in us. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive fees or distributions in our common shares or Operating Partnership units and may elect to receive such amounts in cash.
Payments to the Adviser or the Special Limited Partner in the form of common shares or Operating Partnership units, which they elect to receive in lieu of cash in respect of management fees or performance participation interest distributions, will dilute future cash available for distribution to our shareholders.
The Adviser or the Special Limited Partner may elect to receive our common shares or Operating Partnership units in lieu of cash in respect of management fees or performance participation interest distributions. The holders of all Operating Partnership units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of Operating Partnership units will reduce the cash available for distribution to us and, in turn, to our shareholders. Furthermore, such Operating Partnership units received by the Adviser or the Special Limited Partner are required to be repurchased for cash or our common shares, at the holder’s election, subject to limited exceptions, and we may not have sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering net proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for new investments. Although the Special Limited Partner is required to pay a Quarterly Shortfall Obligation (as defined below) with respect to Operating Partnership units received in connection with distributions of Quarterly Allocations, there is no guarantee this Quarterly Shortfall Obligation will adequately offset the dilutive impacts on us. Repurchases of our common shares or Operating Partnership units paid to the Adviser as a management fee are not subject to our share repurchase plan, including the quarterly volume limitation and the Early Repurchase Deduction, and, therefore, any such repurchases may receive priority over other repurchase requests relating to shares subject to our repurchase program for any period. The amount of Operating Partnership units issued to the Special Limited Partner may be significant, particularly during periods in which the value of our real estate portfolio appreciates, resulting in higher performance participation allocation. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to our share repurchase plan, including the quarterly volume limitation and the Early Repurchase Deduction, and, therefore, any such repurchases may receive priority over other requests for repurchase relating to shares subject to our repurchase program for any period.
Purchases and repurchases of our common shares will not be made based on the current NAV per share.
Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may, in our sole discretion, but are not obligated to, offer and repurchase shares at a different price that we believe reflects the NAV per share more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time. We will provide notice of the transaction price directly to the financial intermediaries that participate in our private offering, who, in turn, will communicate such transaction price to applicable investors in accordance with the financial intermediary’s policies and/or procedures.

Valuations and appraisals of our net lease investments and CRE debt investments are estimates of fair value and may not necessarily correspond to realizable value.
Although monthly valuations of each of our net lease investments, CRE debt investments and other real-estate related debt investments for which market quotations are not readily available will be reviewed and confirmed for reasonableness by our independent valuation advisor, such valuations are generally based on asset- and portfolio-level information provided by the Adviser, including, without limitation, historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures, purchase price/par value of commercial real estate (“CRE”) debt, debt yield, capitalization rates, loan-to-value ratio and replacement cost of the collateral, borrower financial condition, reputation and indications of interests (e.g., pending repayments, extensions, defaults, etc.) and any other information relevant to valuing the investment, which information will not be independently verified by our independent valuation advisor. While the independent valuation advisor reviews for reasonableness the assumptions, methodologies and valuation conclusions applied by the Adviser for our investments as set forth in our valuation guidelines, the independent valuation advisor is not responsible for, and does not calculate, our NAV, and the Adviser is ultimately and solely responsible for the determination of our NAV.
Within the parameters of our valuation guidelines, the valuation methodologies used to value certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our net lease investments and CRE debt and other real estate-related debt investments, as applicable, will be only estimates of fair value. Ultimate realization of the value of an asset depends, to a great extent, on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares, the price we paid to repurchase our common shares or NAV-based fees we paid to the Adviser and Morgan Stanley Distribution, Inc. (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for our common shares in our private offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.
Our NAV per share amounts may change materially if the appraised values of our net lease investments materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
We anticipate that the annual appraisals of our net lease investments will be conducted on a rolling basis, such that net lease investments may be appraised at different times but each net lease investment would be appraised at least once per year. When these appraisals are considered by the Adviser for purposes of valuing the relevant net lease investment, there may be a material change in our NAV per share amounts for each class of our common shares from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common shares to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Adviser’s determination of our monthly NAV per share will be based on monthly valuations of investments, including net lease investment, CRE debt investments and other real estate-related debt investments for which market prices are not readily available, provided by the Adviser and reviewed by our independent valuation advisor, each in accordance with valuation guidelines approved by our board of trustees. In addition, the valuation of our net lease investments and underlying CRE loan collateral will be based in part on appraisals provided by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor. As a result, our published

NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our investments and will endeavor to notify the independent valuation advisor of the occurrence of any net lease investment-specific or market-driven event it believes may cause a material valuation change in the investment’s valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a net lease investment may cause the value of a net lease investment to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either shareholders who tender their shares for repurchase by us, or shareholders who buy new shares, or existing shareholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used by the Adviser and State Street, our fund administrator, to calculate our monthly NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating our NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV monthly solely for purposes of establishing the price at which we sell and repurchase our common shares and to calculate certain fees and distributions payable to the Adviser, the Special Limited Partner and the Dealer Manager, and you should not view our monthly NAV, on its own, as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our common shares and the amount of the Adviser’s management fee and the Special Limited Partner’s performance participation interest. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our common shares were sold or repurchased or on the amount of the Adviser’s management fee or the Special Limited Partner’s performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Adviser’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Our shareholders generally have limited voting rights.
As permitted by Maryland law, our Declaration of Trust provides limited voting rights to our shareholders. Shareholders generally do not have the right to vote on any matter, except our Declaration of Trust provides that we generally cannot (a) amend our Declaration of Trust if our board of trustees determines such amendment, viewed as a whole, would materially and adversely affect the contract rights of our outstanding shares, or (b) other than in connection with the Company conducting a public offering as a non-listed real estate investment trust, consolidate, merge, convert, or transfer all or substantially all of its assets, unless the action is advised by our board of trustees and approved by the affirmative vote of shareholders entitled to cast a majority of the votes entitled to be cast on the matter.
Our shareholders can also vote on the removal of trustees under limited circumstances, the dissolution of the Company, as described in our Declaration of Trust, and the election of successor trustees if the vacancy was created by removal of the trustee by shareholder vote, and such other matters as may be (a) provided in our Bylaws or (b) submitted to a shareholder vote by our board of trustees.

All other matters are subject to the discretion of our board of trustees. Thus, except as set forth above or in any class or series of our shares and subject to the restrictions on transfer and ownership of our shares contained in our Declaration of Trust, holders of common shares do not have the right to vote on any matter.
Our Declaration of Trust permits our board of trustees to authorize us to issue preferred shares on terms that may subordinate the rights of the holders of our current common shares or discourage a third party from acquiring us.
Our board of trustees is permitted, subject to certain restrictions set forth in our Declaration of Trust, to authorize the issuance of preferred shares without shareholder approval. Thus, our board of trustees could authorize us to issue preferred shares with terms and conditions that could subordinate the rights of the holders of our common shares or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common shares.
Our business may be subject to certain U.S. regulatory regimes applicable to Morgan Stanley and the Adviser, including applicable financial industry rules, which may impact the Adviser’s ability to implement our business strategy and to generate returns to our shareholders.
Certain laws applicable to Morgan Stanley and the Adviser may have an impact on the Adviser’s ability to implement our business strategy and to generate returns to our shareholders. Morgan Stanley is a bank holding company (a “BHC”) under the U.S. Bank Holding Company Act of 1956, as amended (the “BHCA”), and is therefore subject to supervision and regulation by the Federal Reserve System (the “Federal Reserve”). In addition, Morgan Stanley is a financial holding company (a “FHC”) under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. The activities of Morgan Stanley and its subsidiaries, including our company for any time period that we are deemed to be controlled by Morgan Stanley under the BHCA, will be subject to restrictions imposed by the BHCA and related regulations. For the purposes of the BHCA, Morgan Stanley will be deemed to “control” us if it directly or indirectly owns or controls 5% or more of any class of our voting securities or 25% or more of our total equity outside of an initial one-year seeding period. Accordingly, for any time period that we are deemed to be controlled for purposes of the BHCA, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between the Adviser, Morgan Stanley and their affiliates, on the one hand, and our company on the other hand.
Morgan Stanley and its affiliates may in the future, in its sole discretion and without notice to investors, engage in activities impacting us or the Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Morgan Stanley or us. In addition, Morgan Stanley may cease in the future to qualify as an FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Morgan Stanley and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us.
In addition, the U.S. Gramm-Leach-Bliley Act of 1999, as amended (the “GLB Act”), amended the BHCA to allow a FHC, such as Morgan Stanley, to make investments in non-financial companies as part of a bona fide merchant banking activity. These investments may be made in any type of ownership interest in any type of non-financial entity (a portfolio company) and may represent any amount of the equity of a portfolio company. Investments made under this authority are referred to as merchant banking investments. During any time period we are deemed to be controlled by Morgan Stanley under the BHCA, Morgan Stanley expects to hold its investment in us pursuant to this merchant banking authority.
The BHCA imposes conditions on the length of time that these merchant banking investments may be held and the ability of a FHC to routinely manage or operate the portfolio company. Generally, FHCs may hold, directly or indirectly (for example, through a fund controlled by a FHC), any merchant banking investment for a period of up to 10 years without regulatory approval. A FHC is prohibited from routinely managing or operating a portfolio company except as may be necessary or required to obtain a reasonable return on the resale or disposition of the investment. The Federal Reserve’s applicable implementing rules regarding merchant banking investments address a number of arrangements that would not be considered to involve an FHC routinely managing or operating a company and that would, therefore, be permissible at any time for an FHC, as well as arrangements that represent routinely managing or operating a company. In particular, the rules provide that a FHC would generally not be considered to routinely manage or operate a portfolio company by having one or more representatives on the board of directors of the portfolio company, or by requiring a portfolio company (through written covenants or otherwise) to obtain a FHC’s approval to take actions outside the ordinary course of business, such as: the acquisition of another company; the sale, recapitalization or liquidation of the portfolio company’s material assets; the issuance of additional capital stock; or making significant changes to the portfolio company’s business plan. To the extent we are no longer deemed to be controlled by Morgan Stanley for purposes of the BHCA, these restrictions, including the 10 year holding period, will not apply to our investments.
Under the BHCA and applicable Federal Reserve regulations, a FHC may be subject to special corrective action requirements by the Federal Reserve if the Federal Reserve determines that the FHC is not in compliance with applicable requirements for an FHC. The BHCA specifically authorizes the Federal Reserve to impose limitations on the conduct or activities of a FHC that is subject to a corrective action agreement if the Federal Reserve believes that such limitations are appropriate under the circumstances and consistent with the purposes of the BHCA. Under certain circumstances, the Federal Reserve may order a FHC to either cease all merchant banking activity (including divestiture of existing portfolio companies) or to divest ownership or control of any depository institution the company owns or controls.
Morgan Stanley believes that entities owned directly or indirectly by us will be structured in a manner that complies with the BHCA requirements. Morgan Stanley has not obtained any regulatory confirmation of that belief, and there can be no assurance that a regulatory body would agree with such determination for the purposes of the BHCA. If Morgan Stanley were to be deemed to be not in compliance, Morgan Stanley could be required to, among other things, either (1) restructure its relationship to us and companies owned by us so as to come in compliance, or (2) divest itself of such investments.
Additionally, under Section 13 of the BHCA, as implemented by final regulations (known as the “Volcker Rule”), a “banking entity” (including Morgan Stanley and its affiliates and subsidiaries) is generally prohibited from engaging in proprietary trading or from sponsoring or acquiring or retaining an ownership interest in certain “covered funds” that are not subject to the provisions of the Investment Company Act in reliance upon either Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, subject to certain exceptions. Because we do not expect to rely on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, Morgan Stanley believes that we will not be deemed to be a “covered fund” for purposes of the Volcker Rule. If we were deemed to be a covered fund for purposes of the Volcker Rule, Morgan Stanley could be required to, among other things, (1) restructure its relationship to us and companies owned by us so as to come in compliance, and/or (2) divest itself of its investment in us.
During any time period that we are deemed controlled by Morgan Stanley under the BHCA, we may be subject to the restrictions and prohibitions under the Volcker Rule, except to the extent that we are considered a merchant banking portfolio company of Morgan Stanley as described above. Morgan Stanley believes that we will be deemed controlled under the BHCA if Morgan Stanley or its affiliates holds 25% or more of our total equity or 5% or more of any class of our voting shares, outside of an initial one-year period from when Morgan Stanley first organized us; during such period, however, Morgan Stanley expects to hold its investment in us as a merchant banking portfolio investment pursuant to the merchant banking authority described above. The Volcker Rule restrictions that could apply directly to us if we are controlled by Morgan Stanley under the BHCA and held under a different BHCA authority include a prohibition on us acquiring or retaining, as principal, any ownership interest in, or sponsoring, covered funds, as such terms are defined in the final regulations, unless the investment or activity is conducted in accordance with an exclusion or exemption. In addition, if we were to become subject to such Volcker Rule restrictions, we would be subject to restrictions on trading that could adversely impact our ability to execute our investment strategy. These restrictions include limits on the types of instruments we may hold or the imposition of minimum holding periods for certain instruments, including, but not limited to, securities and derivatives. Should this occur our board of trustees may determine to suspend our share repurchase plan or the Adviser may cause us to enter into or draw on a credit facility to fund repurchase requests, which may result in gains or losses, increased transaction and other costs or adverse tax consequences.
In addition, we are treated as an affiliate of Morgan Stanley for purposes of Sections 23A and 23B of the U.S. Federal Reserve Act (the “Federal Reserve Act”), which place certain qualitative and quantitative restrictions on transactions between Morgan Stanley or subsidiaries of Morgan Stanley and its affiliates. Transactions between Morgan Stanley and unrelated third parties may also be subject to Section 23A and 23B of the Federal Reserve Act if the proceeds of the transactions are transferred to, or are used for the benefit of, the affiliate. To the extent that we do business with Morgan Stanley or subsidiaries of Morgan Stanley, such transactions may be subject to these rules and, as such, may be subject to restrictions that make the transactions less advantageous to us than transactions with unaffiliated parties. There may be certain investment opportunities, investment strategies, or actions that the Investment Adviser will not undertake on behalf of us in view of these requirements or Morgan Stanley’s relationship with companies in which we invest.

Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.
Holders of our common shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust authorizes us to issue an unlimited number of common shares of beneficial interest, par value of $0.01 per share, including an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class F-T shares, an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class F-S shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class F-D shares, an unlimited number of shares classified as Class I shares, an unlimited number of shares classified as Class F-I shares and an unlimited number of shares classified as Class E shares and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. In addition, our board of trustees may amend our Declaration of Trust from time to time to decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. Our board of trustees may elect, without shareholder approval, to: (1) sell additional common shares in our private offering or future offerings; (2) issue common shares or Operating Partnership units in one or more private offerings; (3) issue common shares or Operating Partnership units upon the exercise of the options we may grant to our independent trustees or future employees; (4) issue common shares or Operating Partnership units to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or distribution on the performance participation allocation; (5) issue common shares or Operating Partnership units to sellers of properties we acquire; or (6) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional common shares, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional Operating Partnership units, your percentage ownership interest in our assets will be diluted. Because certain classes of Operating Partnership units may, in the discretion of our board of trustees, be exchanged for our common shares, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of our common shares thereby diluting the percentage ownership interest of other shareholders. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our common shares or their interests in the underlying assets held by the Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common Operating Partnership units, which correspond to the common shares held by our shareholders. Certain Operating Partnership units may have different and preferential rights to the terms of the common Operating Partnership units that correspond to the common shares held by our shareholders.
We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley”), (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with the requirement in Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 3101, “The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion,” to communicate critical audit matters in the auditor’s report, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation.
Once we are no longer an emerging growth company, so long as our common shares are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of Sarbanes-Oxley. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the

Adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.
We cannot predict if investors will find our common shares less attractive because we choose to rely on any of the exemptions discussed above.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.
Additionally, deficiencies in the effectiveness and accuracy of information systems or internal controls that the Company maintains may result in a material loss. This risk arises from, inter alia, human error, system failures, inadequate procedures or internal management controls. Operational risk such as human error or system failures may lead to incorrect or inaccurate valuations of the investments and may impact the ability of the Adviser to make such calculations or valuations on relevant determination dates. Where there are deficiencies in the effectiveness and accuracy of information systems or system failures, this may lead to a delay in providing investors with required reporting information.
Our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our shareholders.
Our trustees and officers have duties to us and our shareholders under Maryland law and our Declaration of Trust in connection with their management of the Company. At the same time, we, as general partner, will have fiduciary duties under Delaware law to the Operating Partnership and to the limited partners in connection with the management of the Operating Partnership. Our duties as general partner of the Operating Partnership and its partners may come into conflict with the duties of our trustees and officers to the Company and our shareholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of the Operating Partnership provides that, for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our shareholders or the limited partners may be resolved in favor of our shareholders.
Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, trustees, agents and employees will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, trustees, agents or employees acted in good faith. In addition, the Operating Partnership is required to indemnify us and our officers, trustees, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.
The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We intend to conduct our operations so that neither we, nor the Operating Partnership nor the subsidiaries of the Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid registering as an investment company.
A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our shareholders.
We depend on the Adviser and its affiliates to develop appropriate systems and procedures to control operational risk.
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our Adviser’s financial, accounting, treasury, communications and other data processing systems. The ability of our Adviser’s systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors.
We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Adviser or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.
Cybersecurity risks and data protection could result in the loss of data, interruptions in our business, damage to our reputation and subject us to regulatory actions, increased costs and financial losses, each of which could materially adversely affect our business and results of operations.
Our operations are highly dependent on our information systems and technology, and we rely heavily on our and the Adviser’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which are continually evolving and may increase in sophistication and frequency in the future. Attacks on our Adviser and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of “phishing” attempts and other forms of social engineering, computer viruses and other malicious code.
Cybersecurity incidents and cyber-attack, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence of the COVID-19 pandemic and the increased frequency of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. The Adviser, we and our service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect the Adviser or us. For example, the information and technology systems as well as those of the Adviser, its portfolio companies and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders.
There has been an increase in the frequency and sophistication of the cyber and security threats the Adviser faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target the Adviser because it holds a significant amount of confidential and sensitive information about its and our investors, its portfolio companies and potential investments. As a result, we and the Adviser may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or the Adviser’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures the Adviser takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on the Adviser or its affiliates.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although the Adviser has implemented, and its portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There also have been several publicized cases of ransomware where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. The Adviser does not control the cybersecurity and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Adviser, its portfolio companies and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in the Adviser’s, its affiliates’, their portfolio companies’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of the Adviser and portfolio companies. We, the Adviser or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.
Even if we or the Adviser are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we do business, may occur, and such events could disrupt our normal business operations and networks in the future.
In addition, the Adviser operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, our information systems and technology. In addition, we are reliant on third-party service providers for certain aspects of our business, including for administrative services, as well as for certain information systems and technology, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems and as a result, unauthorized individuals could gain access to certain confidential data.
Cybersecurity has become a top priority for regulators around the world. The SEC recently adopted amendments to its rules that relate to cybersecurity risk management, strategy, governance, and incident reporting for entities that are subject to Exchange Act reporting requirements (such as us), and many jurisdictions in which we and the Adviser operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that went into effect on January 1, 2020 and was amended by the

California Privacy Rights Act, which became effective on January 1, 2023. Virginia, Colorado, Utah and Connecticut recently enacted similar data privacy legislation that went into effect in 2023, and Connecticut, Indiana, Montana, Oregon, Tennessee, and Texas have enacted laws that will go into effect at varying times through 2026. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
While we have taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliant with these obligations, our potential liability remains a concern, particularly given the continued and rapid development of privacy laws and regulations around the world, the lack of harmonization of such laws and regulations, and increased criminal and civil enforcement actions and private litigation. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third party liability, increased costs, disruption of our business and operations, and a loss of tenant and investor confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a significant compliance workstream.
Breaches in our security or in the security of third party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize us and the Adviser, the Adviser’s employees’ or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through our or the Adviser’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or the Adviser’s, its employees’, our investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, disruption in our business, liability to our investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if we or the Adviser fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our investors or the Adviser fund investors and clients to lose confidence in the effectiveness of our or the Adviser’s security measures.
The Adviser’s technology, data and intellectual property and the technology, data and intellectual property of its portfolio companies are also subject to a heightened risk of theft or compromise to the extent the Adviser and its portfolio companies engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, the Adviser and its portfolio companies may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on such businesses.
Finally, we depend on our headquarters in New York City, where most of the Adviser’s personnel involved in our business are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. the Adviser’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Misconduct of employees of the Adviser, its affiliates or third-party service providers could cause significant losses to us.
Misconduct or misrepresentations by employees of the Adviser, its affiliates or third-party service providers could cause significant losses to the Company. Employee misconduct may include binding the Company to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities, concealing unsuccessful trading activities (which, in any case, may result in unknown and unmanaged risks or losses) or making misrepresentations regarding any of the foregoing. Losses could also result from actions by third-party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting the Company’s business prospects or future marketing activities. Despite due diligence efforts, misconduct and intentional misrepresentations may be undetected or not fully comprehended, thereby potentially undermining the Adviser’s due diligence efforts. No assurance can be given that the due diligence performed by the Adviser will identify or prevent any such misconduct. Investors generally do not have a direct ability to enforce provisions of the agreements negotiated with the Company’s service providers, including, without limitation, the Adviser, the independent valuation advisor or the independent auditor. In the event that the actions or omissions of any of the Company’s service providers were to result in an adverse impact on shareholders, this may give rise to contractual rights for the Company, however, any such rights would need to be exercised by the Company on behalf its shareholders as a whole.
We may face limits on our ability to leverage the Adviser’s knowledge base.
We intend to leverage the diverse strength of the Adviser’s knowledge-base in enhancing its investment expertise across regions, sectors and individual companies and believes that this information advantage is a key competitive strength. However, the sharing of information is subject to law and Morgan Stanley’s policies regarding access to and the sharing of confidential information, and the perceived benefit to the Company of such information sharing might be reduced and/or eliminated if, as a result of Morgan Stanley’s policies or any applicable legal, tax, regulatory, commercial, contractual, operational or other considerations, the sharing of information is restricted and/or prevented.
Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the war in Ukraine and the conflict and escalating tensions in the Middle East);
•future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•vacancies or inability to lease space on favorable terms;
•increased competition for properties targeted by our investment strategy;
•bankruptcies, financial difficulties or lease defaults by our tenants;
•increases in interest rates and lack of availability of financing; and
•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.
All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to shareholders.
Our success is dependent on general market and economic conditions.
The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities, interest rates and inflation may affect our investment opportunities and the value of our investments. The Adviser’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations.

A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments’ capital structures.
Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets.
The U.S. government has imposed tariffs on certain foreign goods, including steel and aluminum and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.
The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our tenants have a commercial relationship could adversely affect, among other things, our or our tenant’s ability to access deposits or borrow from financial institutions on favorable terms.
We are subject to tenant and industry concentrations that make us more susceptible to adverse events than if our portfolio were more diversified.
Any adverse change in the financial condition of our tenants in which we have significant concentrations, or any downturn in the industries in which our tenants operate, or in any other industry in which we may have a significant concentration, could adversely affect our tenants that are involved in such industries, their demand for our properties, their ability to renew or re-lease our properties at the same or increased rent, or at all, and their ability to make rental payments on properties already leased to them. For example, as of December 31, 2024, our net lease portfolio was concentrated in industrial tenants, which represented 95% of our gross asset value.
To the extent that tenants and potential tenants are adversely affected by macro or microeconomic changes, our properties may experience decreases in demand, higher default rates on leases or other payments and amounts due, or other adverse results, all of which may have a material and adverse effect on our business, financial condition, results of operations and cash flows.
We may be subject to additional risks from our non-U.S. investments.
We may invest in real estate located outside of the United States and real estate debt and real estate-related securities issued in, and/or backed by real estate in, countries outside the United States, including Canada, Europe, Asia-Pacific and certain other countries. Non-U.S. real estate and real estate debt and real estate-related securities involve certain factors not typically associated with investing in such investments in the United States, including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; (x) war or other hostilities; and (xi) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.
We may change our investment and operational policies without shareholder consent.
We may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Annual Report on Form 10-K. Our board of trustees also approved very broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by our board of trustees. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially adversely affect our results of operations and financial condition.
We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.
Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms or at all. Additionally, we may agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends or to create liquidity to satisfy repurchase requests or maintain distribution levels. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without materially adversely affecting returns to our shareholders. These restrictions could materially adversely affect our results of operations and financial condition.
We face risks associated with property acquisitions.
We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:
•we may be unable to complete an acquisition after making a non-refundable deposit or guarantee and incurring certain other acquisition-related costs;
•we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•acquired properties may fail to perform as expected;
•acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.
In addition, while we intend to invest primarily in stabilized, income-oriented real estate, we may also acquire assets that require new development or some amount of capital investment to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.
Certain of our investments may have additional capital requirements.
Certain of our investments, including those that may be in a development phase, are expected to require additional financing to satisfy their working capital requirements or development strategies. The amount of such additional financing needed will depend upon the maturity and objectives of the particular asset, which may be an unfavorable price at such time. Each round of financing (whether from us or other investors) is typically intended to provide enough capital to reach the next major milestone in an asset’s life-cycle. If the funds provided are not sufficient, additional capital may be required to be raised at a price unfavorable to the existing investors, including us. In addition, we may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such portfolio company in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such portfolio company’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of us or any portfolio company. There can be no assurance that we or any portfolio company will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an investment could adversely affect our performance.
The sale and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and the return on your investment.
The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence.
Competition for investment opportunities may reduce our profitability and the return on your investment.
We will face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours may seek investment opportunities in accordance with the Adviser’s prevailing policies and procedures. Some of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and public, non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that increased competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
We may make joint venture investments, including with Other Morgan Stanley Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
We may make joint venture investments in the future. We may enter into joint ventures as part of an acquisition with the seller of the properties. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture, but this may not always be the case. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and trustees from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.
In addition, in connection with investments in which we participate alongside any Other Morgan Stanley Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other Morgan Stanley Account in the future. In addition, we may participate in follow-on investments in joint ventures with Other Morgan Stanley Accounts in which the Other Morgan Stanley Accounts may invest less than their pro rata share or may not participate at all or vice versa. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Morgan Stanley Accounts.
If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. In some joint ventures we may be obligated to buy all or a portion of our joint venture partner’s interest in connection with a crystallization event, and we may be unable to finance such a buy-out when such crystallization event occurs, which may result in interest or other penalties accruing on the purchase price. If we buy our joint venture partner’s interest we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner’s interest or sell our interest is typically determined by negotiations between us and our joint venture partner and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our joint venture partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with Morgan Stanley affiliates may also entail further conflicts of interest.
Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Morgan Stanley affiliates) include, but are not limited to:
•the joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, governance, operation, leasing or sale of the assets purchased by such joint venture;
•our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us;
•Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests. For example, if the joint venture partner conducts its operations so as to not be an investment company by complying with the requirements under Section 3(a)(1)(C) of the Investment Company Act or seeks to have some or all of its investments in majority-owned subsidiaries that qualify for the exemption pursuant to Section 3(c)(5)(C) of the Investment Company Act, such joint venture partner could seek to dispose of or continue to hold joint venture investments for reasons other than the business case of particular assets, which could be at odds with us;
•the joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;

•under the joint venture arrangement, it is possible that neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Morgan Stanley;
•if the joint venture partner charges fees or incentive allocation to the joint venture arrangement, the joint venture partner could have an incentive to hold assets longer or otherwise behave to maximize fees and incentive allocation paid, even when doing so is not in our best interest;
•the joint venture partner could have authority to remove the Morgan Stanley affiliated investment manager of the joint venture. If such removal were to occur, we would be joint venture partners with a third-party manager, in which case it could be significantly more difficult for us to implement our investment objective with respect to any of our investments held through such joint ventures;
•our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time;
•under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital;
•under the joint venture arrangement, the termination or non-renewal of the Adviser pursuant to the terms of the Advisory Agreement could trigger change of control restrictions that may include buy/sell rights like those described above, a loss of governance rights in the joint venture or other adverse consequences;
•under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit; and
•the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.
Furthermore, we may have conflicting fiduciary obligations when we acquire properties with Other Morgan Stanley Accounts or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
We may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package and/or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We have also shared in the past and may in the future share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. See “—We may invest in joint ventures and other co-investment arrangements with Other Morgan Stanley Accounts or divide a pool of investments among us and Other Morgan Stanley Accounts.” It may also be difficult for the Adviser to fully analyze each property in a large portfolio, increasing the risk that properties do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.
In the event we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.
We may obtain options to acquire certain properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our shareholders.
The due diligence process that the Adviser undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment, and if the Adviser incorrectly evaluates the risks of our investments, we may experience losses.
Before making investments for us, the Adviser conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, the Adviser may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, social, and governance (“ESG”), legal, and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of the Adviser’s diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, human capital management, human rights, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. The due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity, and the Adviser may not identify or foresee future developments that could have a material adverse effect on an investment. In addition, selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Adviser or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. The Adviser’s loss estimates may not prove accurate, as actual results may vary from estimates. If the Adviser underestimates the asset-level losses relative to the price we pay for a particular investment, we may be required to recognize an impairment and/or realize losses with respect to such investment.
Moreover, investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment. Further, some matters covered by the Adviser’s diligence, such as ESG, are continuously evolving and the Adviser may not accurately or fully anticipate such evolution. For instance, the Adviser’s ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject.
Certain properties may require an expedited transaction, which may result in limited information being available about the property prior to its acquisition.
Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and the Adviser may not have access to detailed information regarding the investment property or portfolio of properties, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting such investment. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment, and we may make investments which we would not have made if more extensive due diligence had been undertaken. Because large portfolios of properties still generally require diligence to analyze individual properties, these risks are exacerbated in expedited transactions of large portfolios. In addition, the Adviser may use consultants, legal advisors, appraisers, accountants, investment banks and other third parties in connection with its evaluation or diligence of certain investments. No assurance can be given as to the accuracy or completeness of the information provided by such third parties, and we may incur liability as a result of such third parties’ actions.
There can be no assurance that the Adviser will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices or material misstatements or omissions by the seller in connection with our property acquisitions during the due diligence phase or during our efforts to monitor and disclose information about the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.
When conducting due diligence and making an assessment regarding an investment, the Adviser will rely on the resources available to it, including information provided or reported by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Conduct occurring at the portfolio property, even activities that occurred prior to our investment therein, could have a material adverse impact us.
In the event of fraud by the seller of a property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may materially adversely affect the value of our investments in such property. We will rely upon the accuracy and completeness of representations made by sellers of properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.
In addition, we rely on information, including financial information and non-GAAP metrics, provided by sellers of our investments for disclosure to our investors about potential acquisitions or current assets owned by us. Accordingly, although we believe such information to be accurate, such information cannot be independently verified by the Adviser, and in some cases such information has not been independently reviewed or audited while under our ownership or control or at all. We cannot assure you that that the financial statements or metrics of properties we have acquired or will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.
Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our properties to varying degrees depending on the type of investment. For example, certain asset management and finance functions, such as data entry relating to a property, will be outsourced to a third-party service provider whose fees and expenses will be borne by such property or us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our reduced control of the functions that are outsourced.
We will rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.
The Adviser intends to hire property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates, subject to applicable law, or partners in joint ventures that we enter into. We may also use portfolio entities owned by us to provide these property management, leasing and similar services. The property managers will have significant decision-making authority with respect to the management of our properties. As a result, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. In cases where we use one of our portfolio entities to provide property management services, we will directly incur the expenses of property management and the other costs and obligations associated with operating the portfolio entity, including the compensation of our portfolio entity employees. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.
We depend on tenants for our revenue, and therefore our revenue will be dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could materially adversely affect our revenue and net income, overall performance, results of operations and ability to pay distributions.
Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could materially adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations could materially adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing debts we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may materially adversely affect our results of operations, performance and our ability to pay distributions.
Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court for an additional 90 days. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.
Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
Similarly, certain of our properties may be leased out to single tenants or tenants that are otherwise reliant on a single enterprise to remain in business. Adverse impacts to such tenants, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, such tenants or operators may be required to suspend operations for what could be an extended period of time. Further, if such tenants default under their leases or such operators are unable to operate, we may not be able to promptly enter into a new lease or operating arrangement, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements for a new tenant or operator, any of which could materially adversely impact our operating results.
Single-tenant leases involve significant risks of tenant default and tenant vacancies, which could materially and adversely affect us.
Our real estate portfolio is comprised primarily of single-tenant net leased properties and therefore is dependent on our tenants for substantially all of our revenue. As a result, our success depends on the financial stability of our tenants. The ability of our tenants to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes, and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status depends on the performance of their business and industry, as well as general market and economic conditions, which are outside of our control. At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as whole. As a result, a tenant may fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent, or declare bankruptcy. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. The occurrence of one or more tenant defaults could materially and adversely affect us.
Our underwriting and risk-management procedures that we use to evaluate a tenant’s credit risk may be faulty, deficient, or otherwise fail to accurately reflect the risk of our investment, which could materially and adversely affect us.
Our underwriting and risk-management procedures that we use to evaluate a tenant’s credit risk may not be sufficient to identify tenant problems in a timely manner or at all. We use our internal estimate of the likelihood of an insolvency or default, based on the regularly monitored performance of our properties, our assessment of each tenant’s financial health, including profitability, liquidity, indebtedness, and leverage profile, and our assessment of the health and performance of the tenant’s particular industry. If our assessment of credit quality proves to be inaccurate, we may experience one or more tenant defaults, which could have a material adverse effect on us.
Any failure of one or more tenants to provide accurate or complete financial information could prevent us from identifying tenant problems that could materially and adversely affect us.
We rely on information from our tenants to determine a potential tenant’s credit risk as well as for on-going risk management. A tenant’s failure to provide appropriate information may interfere with our ability to accurately evaluate a potential tenant’s credit risk or determine an existing tenant’s default risk, the occurrence of either could materially and adversely affect us.
We could face potential material adverse effects from the bankruptcies or insolvencies of our tenants.
If a tenant, or the guarantor of a lease of a tenant, commences, or has commenced against it, any legal or equitable proceeding under any bankruptcy, insolvency, receivership, or other debtor’s relief statute or law (collectively, a “bankruptcy proceeding”), we may be unable to collect all sums due to us under that tenant’s lease or be forced to “take back” a property as a result of a default or a rejection of a lease by a tenant in a bankruptcy proceeding. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. Any or all of the lease obligations of our tenants, or any guarantor of our tenants, could be subject to a bankruptcy proceeding which may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If our lease is rejected by a tenant in bankruptcy, we may only have a general unsecured claim against the tenant and may not be entitled to any further payments under the lease. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. A bankruptcy proceeding could hinder or delay our efforts to collect past due balances and ultimately preclude collection of these sums, resulting in a decrease or cessation of rental payments, which could materially and adversely affect us.
We may be unable to renew leases as leases expire.
We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties that would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could materially adversely impact our operating results.
We may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or an investment in a property can be sold. No assurance can be given that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede our ability to respond to adverse changes in the performance of our properties could materially adversely affect our financial condition and results of operations.

Our properties will face significant competition.
We will face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.
Our properties may be leased at below-market rates under long-term leases.
We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that we expect contractual rent increases would be generally included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates (including, for example, as a result of increased inflation), or if our negotiated increases provide for a discount to then-current market rental rates (in exchange for lower volatility), we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates.
Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our shareholders could be lower than if we did not enter into long-term leases.
We may experience material losses or damage related to our properties and such losses may not be covered by insurance.
We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism (including cyber sabotage or similar attacks) or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. Climate change may also increase the cost of, or decrease the availability of, property insurance on terms we find acceptable. As a result of these factors, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or the Adviser.
We face unique risks related to our development and/or redevelopment projects.
We invest in real estate value creation opportunities that incorporate property refurbishment, redevelopment and development, which subjects us to the risks normally associated with these activities, including risks relating to the availability and timely receipt of zoning, occupancy and other regulatory approvals, required governmental permits and authorizations, the cost and timely completion of construction (including risks beyond our reasonable control, such as weather or labor conditions or material shortages), risks that the properties will not achieve anticipated sales or occupancy levels or sustain anticipated rentals and the availability of both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of refurbishment, redevelopment and development activities once undertaken, any of which could have an adverse effect on our performance. Investments undergoing refurbishment, redevelopment and development may receive little or no cash flow from the date of acquisition through the date of completion and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of the project, which may make such refurbishment, redevelopment or development less attractive than at the time it was commenced.
Our investments in refurbishment, redevelopment and development properties may involve construction. The primary risks associated with new construction are cost overruns and delays. We will generally require developers to meet certain performance benchmarks with respect to construction progress as a condition of our investment. Although such developers may be required to guarantee completion of construction and be responsible for 100% of all cost overruns, delays may be beyond the control of such developers, and hence cannot always be fully mitigated. Additionally, developers may refuse or not be able to meet any previously agreed obligations or suffer financial difficulties, including insolvency. Should delays occur, an investment may be subject to a longer holding period, possibly reducing our returns. Developer guarantees may not include all costs or may not be fulfilled by the developer. Although we will attempt to mitigate some of the construction risk by requiring third-party surety guarantees for the completion of construction in some instances, affiliating only with development companies having significant net worth and cash flow to support completion guarantees, and in many cases requiring the deferral of developer fees and a portion of construction fees, there can be no assurances that we will be successful in so doing. Any increased construction costs could materially and adversely affect the return on our investments. We may enter into certain completion, environmental or non-recourse carve-out guarantees (or indemnify certain third parties, including joint venture partners with respect to such guarantees) with respect to one or more refurbishment, redevelopment and development properties. We may also guarantee the indebtedness or other obligations of any person in which we have made or propose to make such an investment (or one or more investment vehicles that may co-invest with us). As a result of such guarantees and indemnities, our losses with respect to an investment in refurbishment, redevelopment and development properties may exceed the total amount we invest in such investment.
We make investments in land that we seek to develop.
We have acquired in the past, and may acquire in the future, direct or indirect interests in undeveloped land or underdeveloped real estate, which may be non-income producing. Such development investments will be subject to various related risks, including those associated with obtaining zoning, environmental and other regulatory requirements, the cost and time of completing construction (including risks beyond the control of the Company, such as weather, labor conditions, material shortages, trade disruption (each of which have increased following the COVID-19 pandemic, and, in some circumstances, might result in their unavailability) and counterparty default), the ability to obtain the necessary facilities for the property (such as obtaining power supply for data center projects), and the availability of both construction and permanent financing on favorable terms. Development is also more susceptible to irregular accounting or other fraudulent practices. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities. Additionally, development or redevelopment projects can carry an increased risk of litigation with contractors, subcontractors, suppliers, partners, counterparties and others. Assets under development or assets acquired for development may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions (and in particular, those prevalent in light of the COVID-19 pandemic) may change during the course of development that make the lease-up, cash flow, and value of such development less profitable than anticipated.
We face risks related to zoning, siting and permitting, including related to any properties under development.
We have exposure to assets that are subject to zoning, siting, permitting and other requirements, which may be long, burdensome and costly, and may subject us to additional governmental and public scrutiny. Zoning and permitting processes vary depending on the nature and location of the assets in question and, depending on the asset and activity to be conducted, the approval of multiple federal, state, local and other authorities may be required. Obtaining these approvals may be outside of our control. In addition, zoning, siting and permitting processes often face local opposition and may be challenged by a number of parties, including non-governmental organizations and special interest groups based on alleged security concerns, disturbances to natural habitats for wildlife and adverse aesthetic impacts. Beyond the time-consuming process of applying for the necessary permits, we may be required to undergo public hearings at which local communities will decide whether or not to grant the proper land use designations. Highly motivated citizens in many local communities often oppose plans to develop new properties or to expand existing properties, in many cases demonstrating the “Not in My Backyard” phenomenon. Such factors could make it difficult to develop new development sites and to expand existing assets. The failure to receive, renew or maintain any required permits or approvals may result in increased compliance costs, the need for additional capital expenditures or a suspension of some operations.

We may acquire assets opportunistically, which will involve a higher risk of loss than more conservative investment strategies.
While we primarily invest in commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, we may acquire opportunistic assets that we can reposition, redevelop or remarket to create value enhancement and capital appreciation. This may involve the acquisition of properties in markets that are depressed or overbuilt, or have high growth potential in real estate lease rates and sale prices. As a result of investment in these types of markets, we may face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. We have also acquired in the past, and may in the future acquire, land that requires development, including for data center properties, and there is no guarantee that we will be able to develop such land successfully or at all. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our intended investment approach to acquiring and operating income-generating properties involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree or employ more conservative investment strategies.
Risks associated with climate change may adversely affect our business and financial results and damage our reputation.
There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by us, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have properties in our investment portfolio. In addition, new climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs. See “—We are subject to evolving ESG disclosure standards and expectations that expose us to numerous risks.”
Further, physical effects of climate change including changes in global weather patterns, rising sea levels, changing temperature averages or extremes and extreme weather events such as hurricanes, droughts or floods, can also have an adverse impact on certain properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact to hospitality businesses or properties.
Some physical risk is inherent in all properties, particularly properties in certain locations and in light of the unknown potential for extreme weather or other events that could occur related to climate change.
We are subject to evolving ESG disclosure standards and expectations that expose us to numerous risks.
Recently, there has been growing concern from advocacy groups, government agencies and the general public on ESG matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital management, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.
We may choose to communicate certain initiatives, commitments and goals, regarding environmental matters, human capital management, responsible sourcing and social investments and other ESG-related matters in our SEC filings or in other disclosures. Any such current or future initiatives, commitments and/or goals are aspirational and there is no guarantee that all or any such initiative, commitment or goal will be achieved; they could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Statements about our ESG-related initiatives, commitments and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives, commitments or goals, any failure or perceived failure to demonstrate progress towards such commitments and goals, or for any revisions to these commitments and goals. Further, as part of our ESG practices, we may rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ ESG-related data, processes or reporting are incomplete or inaccurate, if we fail to achieve progress with respect to our ESG initiatives, commitments and goals on a timely basis, or at all, our reputation and business results could be adversely affected, particularly if in connection with any such matters we were to become exposed to potential “greenwashing” liability. Further, developing and implementing ESG initiatives, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming, and are subject to evolving reporting standards that lack harmonization on a global basis, all of which expose our business to additional risk.
Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. If our ESG ratings, disclosures or practices do not meet the standards set by such investors or our shareholders, they may choose not to invest in our common shares. Relatedly, we risk damage to our reputation, if we do not, or are perceived to not, act responsibly in a number of areas, such as greenhouse gas emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency. Adverse incidents with respect to ESG matters or negative ESG ratings or assessments by third-party ESG raters could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, and we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC and the Financial Accounting Standards Board (“FASB”). These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the U.S., EU and U.K. related to climate change and ESG could adversely affect our business, including initiatives and regulations deriving from the European Commission’s May 2018 “action plan on financing sustainable growth,” and the U.K.’s regulations requiring certain entities to make climate-related disclosures, currently in accordance with the Taskforce on Climate-related Financial Disclosures (“TCFD”) framework.
For example, in the United States, in March 2024, the SEC adopted extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information among public issuers. The final rule requires registrants to include prescribed climate-related information in their registration statements and annual reports substantially beyond what is currently required, including data regarding information regarding climate-related risks and opportunities and related financial impacts, governance and strategy. Unless challenges to the rule prevail, as a non-accelerated filer, we will be subject to the requirements commencing with the year ending December 31, 2027. In addition, in 2021, the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. At the state level, in 2023, California enacted legislation that will ultimately, unless legal challenges prevail, require certain companies that (i) do business in California, to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third-party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims, to provide enhanced disclosures around the achievement of such claims. Outside of the U.S., various government authorities have proposed or implemented carbon taxes, requirements for asset managers to integrate climate risk considerations in investment and risk management processes, and mandatory TCFD-aligned reporting for public issuers and certain asset managers and private companies, among other requirements.
Growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosures, have also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements regarding their ESG efforts or initiatives, or greenwashing. Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital. Relatedly, certain investors have also begun to use ESG data, third-party benchmarks and ESG ratings to allow them to monitor the ESG impact of their investments.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we or our tenants fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. We cannot guarantee that our current ESG practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs. There is also a risk of mismatch between U.S., EU and U.K. initiatives. Generally, we expect investor demands and the prevailing legal environment to require us to devote additional resources to ESG matters in our review of prospective investments and management of existing investments, which could increase our expenses.
We could become subject to liability for environmental violations, regardless of whether we caused such violations.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.
In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, or by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition. We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters. The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant investment, and in such cases we could be forced to satisfy the claims from other assets. We may have an indemnity from a third party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.
Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “ADA”) may affect cash available for distributions.
Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may acquire properties that do not comply with the ADA or we may not be able to allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA in all cases.

The properties we acquire will be subject to property taxes that may increase in the future, which could materially adversely affect our cash flow.
Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or not obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. Consequently, any tax increases may materially adversely affect our results of operations at such properties.
We face risks in effecting operating improvements.
In some cases, the success of an investment will depend, in part, on our ability to restructure and effect improvements in the operations of a property. The activity of identifying and implementing restructuring programs and operating improvements at a property entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.
We invest in commercial properties subject to net leases, which could subject us to losses.
We invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. In addition, we may have limited oversight into the operations or the managers of these properties, subject to the terms of the net leases.
Certain commercial properties subject to net leases in which we may invest may be occupied by a single tenant and, therefore, the success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.
In addition, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.
We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized (or otherwise not respected as a lease), we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.
If a tenant of a net lease defaults and we are unable to find a replacement tenant, we may attempt to hold and operate the relevant property ourselves through a TRS, which would subject income on the property to corporate-level taxation, thereby reducing our funds available for distribution. In certain circumstances, depending on how much capacity we have available of the total value we are permitted to hold in TRSs under applicable rules, we may not be able to hold and operate the property in a TRS, which could result in the property and the related income not satisfying the REIT qualification asset and income tests and could jeopardize our REIT status.

Technological or other innovations may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.
Current trends in the real estate market generally have been toward disrupting the industry with technological or other innovations, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. Such new approaches could damage our future investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of operations. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
Rising inflation may materially adversely affect our financial condition and results of operations.
Inflation in the United States remained elevated throughout 2024 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Rising inflation could have an adverse impact on our operating costs, including any floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.
In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common shares could be materially adversely affected.
Risks Related to Investments in CRE Debt Investments
Investments in real estate debt are subject to risks including various creditor risks and early redemption features, which may materially adversely affect our results of operations and financial condition.
The real estate debt and other real estate-related assets in which we invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate debt in which we invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate debt is also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
Our debt investments may face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. If the U.S. Federal Reserve or other relevant central banks increase benchmark interest rates, this could also negatively impact the price of debt instruments and could adversely affect the value of our real estate debt investments and the NAV per share of our common shares.
Reinvestment risk could affect the price for our common shares or their overall returns.
Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt investments, marketable securities and other short-term investments current earnings rate. A decline in income could affect the NAV of our common shares or their overall returns.
Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.
Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war (including the war in Ukraine and the conflict and escalating tensions in the Middle East), demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
The Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. These and other similar changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.

The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.
Our CRE debt investments involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate debt and other real estate-related instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “—We may invest in subordinated debt, which is subject to greater credit risk than senior debt” below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.
We may invest in high-yield debt, which is generally subject to more risk than higher rated securities.
Debt that is, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality are commonly referred to as “high-yield” securities.
Investments in high-yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High-yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt instruments in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high-yield securities may be more complex than for issuers of higher quality securities.
High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.
The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high yield securities, especially in a thinly-traded market. When secondary markets for high yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling our portfolio securities. We will be more dependent on the Adviser’s research and analysis when investing in high-yield securities.
Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

While it is generally anticipated that our real estate-related securities investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate debt investments that we believe are available to purchase at “discounted” rates or “undervalued” prices. Purchasing real estate debt at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default, or that the market for such interests will improve. In addition, the market conditions for real estate debt investments may deteriorate further, which could have an adverse effect on the performance of our investments.
During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial or operational difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.
These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings, or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial writedown of the principal of such investment and other concessions which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein.
For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debts we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on a debt investment, we will be subject to the risks associated with owning and operating real estate.
Certain risks associated with CMBS may adversely affect our results of operations and financial condition.
We may invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time include assets or properties owned directly or indirectly by one or more Other Morgan Stanley Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans that are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”
CMBS may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain mortgage-backed securities may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.
The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.
Concentrated CMBS investments may pose specific risks beyond the control of the Adviser that may adversely affect our results of operations and financial condition.
Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBS or CMBS secured by a small or less diverse collateral pool. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.
The quality of the CMBS is dependent on the credit quality and selection of the mortgages for each issuance.
CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.
There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments.
The real estate loans backing the mortgage-backed securities (“MBS”) and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.
There are certain risks associated with MBS interest shortfalls.

Our MBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a MBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a MBS trust until the servicer’s claim is satisfied.
We may acquire MBS affiliated with Morgan Stanley.
We may acquire MBS whereby mortgages underlying the MBS were issued or acquired by, properties underlying the mortgages in the MBS are owned by, and/or the MBS is serviced or structured by, a Morgan Stanley affiliate. While we may acquire such MBS from third parties on terms already negotiated by and agreed with third parties and will forgo certain non-economic rights (including voting rights) in such MBS as long as the affiliation persists, which we believe should mostly mitigate any conflicts of interest, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Since our executives are also executives of Morgan Stanley, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.
Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.
Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Adviser’s consent.
There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.
The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.

We may invest in commercial mortgage loans that are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.
We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by residential, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-generating property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.
Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.
In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.
We may invest in structured products or similar products that may include structural and legal risks.
We may invest from time to time in structured products, including pools of mortgages, loans and other real estate-related interests. These investments may include debt or equity securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, and/or certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans or other interests. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.
We will face risks related to our investments in collateralized debt obligations (“CDOs”).
We may also invest from time to time in CDOs. CDOs include, among other things, collateralized loan obligations (“CLOs”) and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.
Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.
We may invest in subordinated debt, which is subject to greater credit risk than senior debt.
We may from time to time invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other “mezzanine” debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.
Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including mortgage-backed securities) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinate debt instruments (including mortgage-backed securities), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults on, the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.
We will face risks related to our investments in mezzanine loans.
Although not directly secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, but mezzanine loans are not secured by interests in the underlying commercial properties.
With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected.
B-Notes and A/B Structures may pose additional risks that may adversely affect our results of operations and financial condition.
We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan, and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or, receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our shareholders. In addition, a B-note may be in the form of a “rake bond.” A “rake bond” is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.
We may invest in a wide range of real estate debt and real estate-related securities pursuant to our broad investment guidelines.
Pursuant to our broad investment guidelines, our real estate debt and real estate-related securities investments may include, but are not limited to, commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate, debt of companies in the business of owning and/or operating real estate-related businesses, agency and non-agency residential mortgage-backed securities (“RMBS”), CMBS, CLOs, CDOs and publicly listed equity securities of real estate and real estate-related companies. The Adviser may also employ new investment techniques or invest in new instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with the investment guidelines and our Declaration of Trust. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks. Our board of trustees may also change our investment guidelines without the consent of our shareholders.
We may invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.

We may invest from time to time in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in “—Risks Related to Investments in Real Estate.”
We may invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and/or operating real estate-related businesses.
We may invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.
Our investments in real estate-related corporate credit are subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.
We may invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common shares.
REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate market, the real estate debt market and the securities market.
REITs may be subject to management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common shares. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our shareholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.
REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.

Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.
We will face “spread widening” risk related to our investment in securities.
For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “— Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.
We may utilize derivatives, which involve numerous risks.
Subject to our compliance with the Code provisions related to maintaining our qualification as a REIT, we may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.
Our ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.
Absent our ability to rely upon available guidance from the U.S. Commodity Futures Trading Commission (“CFTC”) that we are not a commodity pool, we, our board of trustees or the Adviser, would be subject to additional regulation and required to comply with applicable CFTC disclosure, reporting, and recordkeeping requirements.
Registration with the CFTC as a “commodity pool operator” or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon CFTC Letter No. 12-13 or other exclusion from the definition of, or exemption from being regulated as a “commodity pool operator” with the CFTC could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit trading in interests that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have an adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
We may make open market purchases or invest in traded securities.
We may invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because Morgan Stanley may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.
Political changes may affect the real estate debt markets.
The current regulatory environment in the United States may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. President. The U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and other measures taken by regulators following the 2008 financial crisis.
The outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on us and our investments.
We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive.
We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, we would also become subject to various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Risks Related to Debt Financing
We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.
The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Our leverage ratio is measured by dividing (i) consolidated investment-level debt and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of our investments (measured using the greater of fair market value and cost). See “Item 1. Business—Borrowing Policies.” We may exceed our target leverage ratio, particularly until such time that we have raised substantial proceeds in this offering and acquired a diversified portfolio of investments, during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.
We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.
Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.
Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.
We may encounter adverse changes in the credit markets.
Any adverse changes, such as those experienced in recent years as a result of rising interest rates, in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.
Our inability to access funding could have a material adverse effect on our results of operations, financial condition and business.
Our results of operations, financial condition and business may be impacted by our ability to secure bank credit facilities (including term loans, revolving facilities and subscription lines), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase agreements and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:
•general economic or market conditions;
•the market’s view of the quality of our assets;

•the market’s perception of our growth potential; and
•our current and potential future earnings and cash distributions.
We will need to periodically access the capital markets to, among other things, raise cash to acquire properties and/or fund new loans. Unfavorable economic conditions or capital market conditions, such as the volatility of the global credit markets experienced in recent years, may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain financing on favorable terms or at all.
In certain cases, financings for our properties may be recourse to us.
Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. These financing arrangements with respect to our investments generally require “bad boy” guarantees from us and/or the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of Other Morgan Stanley Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.
If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
We may seek to obtain one or more lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of our common shares in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to obtain one or more lines of credit on financially reasonable terms or at all. In addition, we may not be able to obtain lines of credit of an appropriate size for our business. If we borrow under a line of credit to fund repurchases of our common shares, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby. We may utilize a line of credit for the benefit of Other Morgan Stanley Accounts that may invest alongside us in one or more investments. In such circumstances, we generally intend to disclose such arrangements as part of our reporting and enter into arrangements to cause any Other Morgan Stanley Accounts to bear (or reimburse us for) their pro rata share of any costs and expenses (including interest payments) allocable to such extensions of credit.
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our shareholders.
Interest we pay on our loan obligations will reduce cash available for distributions. We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, such as the current environment, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service or refinance any future indebtedness that we may incur.
The volatility of the current global credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility (including the current market environment), which often occur during economic downturns, generally credit spreads widen, interest rates rise, and investor demand for high yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our shareholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment. In addition, if any mortgage or other financing agreement contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties or have a material adverse effect on our financial results or operations.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our shareholders.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.
We may use reverse repurchase agreements to finance our real estate-related securities investments, which may expose us to risks that could result in losses.
We may use reverse repurchase agreements as a form of leverage to finance our real estate-related securities investments, and the proceeds from reverse repurchase agreements are generally invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a reverse repurchase agreement may decline below the price of the securities underlying the reverse repurchase agreement that we have sold but remain obligated to repurchase. Reverse repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the reverse repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into reverse repurchase agreements, we bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with reverse repurchase agreements transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
Risks Related to our Relationship with the Adviser and the Dealer Manager
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our investments and our corporate operations, as well as the persons and firms the Adviser retains to provide services on our behalf. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with the Adviser’s business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.
The termination or replacement of the Adviser could trigger a repayment event under our mortgage loans for some of our properties, the credit agreement governing any line of credit and repurchase agreements.
Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. If we elect to obtain a line of credit and are able to do so, the termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreement governing such line of credit or under the repurchase agreements that we may enter into in the future. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.
The Adviser’s inability to retain the services of key real estate professionals could hurt our performance.
The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the Investment Committee. Accordingly, our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. We also do not carry key person life insurance with respect to the Adviser’s key real estate professionals. If any of these persons were to cease their association with us, our operating results could suffer. Although there are key real estate professionals employed by the Adviser, we believe the “key person” concept to be inapplicable to our structure as a perpetual-life REIT. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, investment, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

The success of our private offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and associated persons and to successfully build and maintain a network of licensed participating broker-dealers.
The dealer manager for our private offering is Morgan Stanley Distribution, Inc. The success of our private offering and our ability to implement our business strategy is dependent upon the ability of the Dealer Manager to retain key employees and associated persons and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to do either, we may not be able to raise adequate proceeds through our private offering to implement our investment strategy. The Dealer Manager’s associated persons may experience conflicts of interest in allocating their time between our private offering and other investment products, which could adversely affect our ability to raise adequate proceeds through our private offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
You will not have the benefit of an independent due diligence review by the Dealer Manager in connection with our private offering and, if a conflict of interest arises between us and Morgan Stanley, we may incur additional fees and expenses.
Because the Adviser and the Dealer Manager are affiliates of Morgan Stanley, you will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter and its counsel in connection with a securities offering. Accordingly, unless your investment professional is affiliated with a broker-dealer that conducts an independent due diligence review and investigation of us and our private offering, you will not have the benefit of such a review. In addition, if any situation arises in which our interests are in conflict with those of the Adviser, the Dealer Manager or its affiliates, and we are required to retain independent counsel, we will incur additional fees and expenses.
The fees we pay in connection with our private offering and the agreements entered into with Morgan Stanley and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
The compensation paid to the Adviser, the Dealer Manager and other Morgan Stanley affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Morgan Stanley and its affiliates, including the Adviser and us, were not negotiated at arm’s-length. Such agreements include the Advisory Agreement, the Operating Partnership’s partnership agreement, our dealer manager agreement (the “Dealer Manager Agreement”), and any property management and other agreements we may enter into with affiliates of the Adviser from time to time.
We do not own the North Haven name, but we may use it as a result of our affiliation with Morgan Stanley. Use of the name by other parties or the termination of our trademark license agreement may harm our business.
The Adviser has permitted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “North Haven Net REIT.” Accordingly, we have a right to use this name for so long as the Adviser (or another affiliate of the license-holder of the North Haven name (the “Licensor”)) serves as our advisor (or another advisory entity) and the Adviser remains an affiliate of the Licensor. The Licensor and its affiliates, such as Morgan Stanley, will retain the right to continue using the “North Haven” name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “North Haven” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, Morgan Stanley or others. We may also be required to, among other things, change our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.
Risks Related to Conflicts of Interest
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
We are subject to conflicts of interest arising out of our relationship with Morgan Stanley and its affiliates, including the Adviser. The Adviser faces a conflict of interest between its responsibility to act in our best interests, on the one hand, and any benefit that could result to it or its affiliates from our operations, on the other hand. If and to the extent that our interests and those of the Adviser are not aligned due to such conflicts of interests, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition. Morgan Stanley and our board of trustees have adopted policies and procedures reasonably designed to appropriately prevent, limit or mitigate conflicts of interest. In addition, certain activities that could create conflicts of interest are limited or prohibited by applicable law. However, there is no guarantee that the policies and procedures adopted by us, the Adviser, Morgan Stanley and its affiliates, the terms and conditions of our Declaration of Trust and the Advisory Agreement or the restrictions imposed by applicable law will enable us to adequately identify, address or mitigate these conflicts of interest. In an effort to mitigate certain potential conflicts of interest, transactions between us and the Adviser or its affiliates will be subject to approval by a majority of our trustees, including a majority of our independent trustees not otherwise interested in the transaction, in accordance with the terms of our Declaration of Trust. Not all potential, apparent and actual conflicts of interest are discussed herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. For additional discussion, see “Item 13. Certain Relationships and Related Transactions, and Trustee Independence—Potential Conflicts of Interest.”
The Adviser will face a conflict of interest because the management fees it will receive are payable regardless of the performance of our portfolio and were not determined by arm’s-length negotiations.
We (and, to the extent that the Operating Partnership issues Operating Partnership units to parties other than us, the Operating Partnership) will pay the Adviser a management fee based on our NAV, excluding the NAV of the Class E shares, which are not subject to the management fee, regardless of the performance of our portfolio. We will be required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The Adviser’s entitlement to a management fee, which is not based or conditioned upon the achievement of performance metrics or goals, might reduce the Adviser’s incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Because the management fee is based on our NAV, the Adviser may also be motivated to accelerate acquisitions to increase our NAV or, similarly, delay or curtail repurchases of shares to maintain a higher NAV. The Adviser may benefit by us retaining ownership of our assets at times when our shareholders may be better served by the sale or disposition of our assets to avoid a reduction in our NAV. In addition, the management fee that the Adviser is entitled to receive has not been determined by “arm’s-length” negotiations and could be higher than the fees that another unaffiliated adviser might receive.
While it is not currently expected to be the case, the Adviser may, from time to time, voluntarily waive all or a portion of the management fees to which it is entitled. The Adviser may have an incentive to voluntarily waive fees as such waivers would make our performance more favorable than otherwise and prospective investors’ investment decisions are likely influenced by our performance. If the Adviser did elect to waive receipt of management fees with respect to any period, there is no guarantee that the Adviser would do so in any subsequent period.
The Adviser will face a conflict of interest due to the nature of the Special Limited Partner’s performance participation interest in the Operating Partnership.
The Special Limited Partner, an affiliate of Morgan Stanley, is entitled to receive distributions on its performance participation interest in the Operating Partnership each quarter based on the Operating Partnership’s annualized total return, which is calculated based upon our total distributions paid plus the change in the Operating Partnership’s NAV, excluding the NAV attributable to the Class E units, which are not subject to the performance participation. The existence of the Special Limited Partner’s performance participation interest in the Operating Partnership may create an incentive for the Adviser to make riskier or more speculative investments on our behalf, cause us to incur more leverage, or sell an asset prematurely in an effort to increase the distributions to which the Special Limited Partner is entitled on its performance participation interest. Because the distributions the Special Limited Partner is entitled to receive are based in part on the Operating Partnership’s NAV, the Adviser may also be motivated to accelerate acquisitions to increase the Operating Partnership’s NAV or, similarly, delay or curtail repurchases of our shares to maintain the Operating Partnership’s NAV. Except as noted herein with respect to Quarterly Allocations, the Special Limited Partner will not be obligated to return any portion of performance participation allocation due to the subsequent negative performance.
The Adviser will face a conflict of interest because the fees it will receive for services performed are based in part on our NAV, which the Adviser is ultimately responsible for determining.
The Adviser is ultimately responsible for reviewing and confirming our NAV and overseeing the process surrounding the calculation of our NAV. The Adviser faces an inherent conflict of interest because the Adviser is entitled to receive a management fee based on our NAV (excluding the NAV attributable to our Class E shares, which are not subject to the management fee) and the Special Limited Partner is entitled to receive distributions on its performance participation interest based in part on the Operating Partnership’s NAV (excluding the NAV attributable to the Class E units, which are not subject to the performance participation). The valuation of our investments and our NAV will affect the amount and timing of the management fee paid to the Adviser and the Special Limited Partner’s performance participation interest. As a result, there may be circumstances where the Adviser is incentivized to determine valuations that are higher than the actual fair value of our investments or manage the NAV calculation process in a manner that results in a higher NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of our common shares or the price paid for the repurchase of your common shares on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price.
Morgan Stanley personnel will work on other projects and conflicts may arise in the allocation of personnel between us and other projects.
The Adviser and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. The Adviser has rendered in the past and will continue to render in the future investment advisory and other services to other clients (including investment vehicles and accounts which have the same or similar investment strategy as we do and which may compete with us for investment opportunities) and perform a variety of other functions that are unrelated to our operations. The directors, officers and employees of the Adviser and its affiliates are not required to devote all or any specific portion of their working time to our affairs and potential conflicts of interest will arise in allocating management time, services or functions among us and such other clients, including clients that have the same or a similar type of investment strategy as we do. As a result of these conflicts, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
Morgan Stanley and its affiliates will face various conflicts of interest as a result of its relationship with us.
To the extent permitted under applicable law, we may engage from time to time in “principal transactions” with Morgan Stanley, provided that any such transactions will be approved by a majority of our independent trustees in accordance with the terms of our Declaration of Trust. A principal transaction occurs when an investment adviser arranges for a security to be purchased from or sold to a client from its own account (which can include a fund in which the investment adviser or its personnel have a substantial ownership interest). Morgan Stanley may also act as our counterparty in connection with swaps, options, forward contracts, currency and interest rate hedging, other derivatives and other transactions, in all cases subject to applicable law and the related party transaction approval requirements in our Declaration of Trust.
Morgan Stanley may also execute from time to time “agency cross transactions” between us and other persons and will receive commissions from both parties to such transactions, in all cases subject to applicable law and the related party transaction approval requirements in our Declaration of Trust. An agency cross transaction occurs when an investment adviser, acting as a broker for a person other than the advisory client, knowingly makes a sale or purchase of any security for the account of that client. Moreover, the Adviser may cause or recommend that we execute the purchase or the sale of investments through Morgan Stanley as agent or select or recommend the selection of Morgan Stanley as executing broker in our transactions, and Morgan Stanley will receive fees or commissions in connection with such transactions. These principal and agency cross transactions create a conflict of interest between the Adviser’s interest in seeking that we receive best execution on all transactions and in limiting or reducing the fees that we pay, and its interest in generating additional profits and fees for Morgan Stanley.
Sales of securities for our account may be bunched or aggregated with orders for other accounts of Morgan Stanley or its clients, including other investment funds. Due to prevailing trading activity, it is frequently not possible to receive the same price or execution on the entire volume of securities bought or sold. When this occurs, the various prices may be averaged, which could be disadvantageous to us. In addition, from time to time, the Adviser may use electronic communication networks (“ECNs”) or other alternative trading systems in which Morgan Stanley has an ownership interest. Morgan Stanley typically receives compensation based upon its ownership percentage in relation to the transaction fees charged by the ECNs.
From time to time, Morgan Stanley’s affiliates will introduce to us a client who has a real estate or CRE debt investment (such as interests in loans or equity related to real estate assets) that it wishes to sell, or who wishes to acquire a real estate or CRE debt investment owned by us. If we pursue the resulting transaction, Morgan Stanley will have a conflict in its representation of the client over the price and terms of our investment or disposal. In addition, Morgan Stanley could provide real estate, investment banking, advisory or other services to our competitors with respect to our existing investments or with respect to certain real estate or real estate related investments that we are considering. Such activities will present Morgan Stanley with a conflict of interest vis-à-vis our investment and may also result in a conflict with respect to the allocation of resources to those entities.
Subject to applicable law (including, without limitation, the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”)), from time to time certain Other Morgan Stanley Accounts or discretionary clients of the Adviser or its affiliates (collectively, “Other Morgan Stanley Clients”) may invest in our shares. Such investment may give rise to a conflict of interest for the Adviser and its affiliates between acting in our best interests and Other Morgan Stanley Clients, as Other Morgan Stanley Clients will have certain interests in the way in which we are operated which may conflict with the interests of other shareholders. This may create an incentive for the Adviser or its affiliates to take, or not to take, certain actions that it would otherwise take. Such investments by Other Morgan Stanley Clients present a potential conflict of interest as the Adviser and its affiliates may have the incentive to favor Other Morgan Stanley Clients. For example, the Adviser and its affiliates may face a challenge in balancing the respective duties to the Other Morgan Stanley Clients, us and our other shareholders, and the Adviser and its affiliates acting on behalf of an Other Morgan Stanley Client may have access to information that may not be available to other shareholders. In the event that we elect to satisfy a large repurchase request pursuant to our share repurchase plan for shares held by an Other Morgan Stanley Client, we may determine to dispose of assets when we otherwise would not have done so to fund the repurchase. A large share repurchase could also cause us to incur additional expenses related to funding the repurchase. However, the Adviser and its affiliates have established policies, including information barriers, reasonably designed to mitigate the foregoing and other conflicts of interest that may arise in connection with the investment in us by Other Morgan Stanley Clients, in an effort to ensure that the Adviser and its affiliates act in accordance with applicable law and their respective fiduciary obligations with respect to us and Other Morgan Stanley Clients.
In addition, Morgan Stanley may, subject to applicable law, be involved in the provision of a subscription line, a credit facility, property-level debt or other financing to us in various capacities. This may present conflicts of interest for Morgan Stanley and the Adviser in the event that Morgan Stanley or the lender is required to take an action under such a facility which is adverse to us.
The Adviser will face various conflicts of interest related to the allocation of investment opportunities between us and Other MSREI Clients (as defined below).
The Adviser may face conflicts of interest in determining whether an investment opportunity should be allocated to us or other alternative investment funds, REITs, vehicles, investment programs, businesses, accounts, products and/or other similar clients sponsored, managed or advised by MSREI and its affiliates, whether currently in existence or subsequently established (“Other MSREI Clients”). Morgan Stanley expects to sponsor or manage additional investment vehicles, funds, products and accounts in the future, including those that employ investment strategies that are substantially similar to our investment strategy and that may compete with us for the allocation of investment opportunities. For example, with respect to each investment opportunity that is deemed by MSREI to be an “opportunistic” real estate investment opportunity, North Haven Real Estate Fund X Global-F, L.P., a pooled investment vehicle organized as an Alberta, Canada limited partnership, that makes value-add / opportunistic real estate and real estate-related investments on a global basis and that is also advised by MSREI (together with its parallel, predecessor and any successor funds that have an opportunistic strategy, the “Opportunistic Funds”) and certain investors who have or are granted in the future co-investment rights or other investors that MSREI determines to offer co-investment alongside the Opportunistic Funds, will be accorded a preference and will have the right to make all or part of any such investment before it is offered to the Company. Furthermore, other funds or products may in the future be sponsored by MSREI or its affiliates that may have a preference. See “Item 13. Certain Relationships and Related Transactions, and Trustee Independence—Potential Conflicts of Interest—Investments by Other MSREI Clients” below for a discussion regarding the classification of certain investments as “opportunistic” or “stabilized.”
Investment opportunities that are appropriate for us may also be appropriate for Other MSREI Clients and there is no assurance that we will be allocated those investments we wish to pursue or that our shareholders would otherwise wish for us to pursue. MSREI in particular manages real estate assets on behalf of a wide range of clients, including investment funds and separate account clients. To reduce potential conflicts of interest and to attempt to allocate investment opportunities in a fair and equitable manner, MSREI has implemented the Allocation Policy, which is intended to give all clients of MSREI, including us, fair access to new real estate investment opportunities in territories made available to such clients. The Adviser will allocate investment opportunities between us and Other MSREI Clients in accordance with the Allocation Policy and any accompanying procedures, which provide that the Adviser will allocate investment opportunities in a manner that it considers, in its sole discretion and consistent with its fiduciary obligations, to be fair and equitable. Factors considered by the Allocation Committee in prioritizing and allocating investment opportunities include, but are not limited to: (i) rights of first offer in favor of certain clients; (ii) investment guidelines, goals or restrictions of the client; (iii) capacity of the client; (iv) existing allocation to similar strategies and the diversification objectives of the client; (v) tax considerations; (vi) legal or regulatory considerations; (vii) with respect to co-investment allocations, whether the co-investor can provide added value to the operations of the business or provide future opportunities to the business of the client; and (viii) other relevant business considerations. The Allocation Committee will consider various factors (as described above) to allocate opportunities among clients. If, after considering these factors, the Allocation Committee does not unanimously determine that the investment should be allocated to a particular MSREI client, then the opportunity will generally be allocated pursuant to a rotation system.

The Adviser calculates available capital, weighs the other factors described above (which will not be weighted equally) and makes other investment allocation decisions in accordance with its allocation policies and procedures in its sole discretion. The manner in which our available capital is determined may differ from, or subsequently change with respect to, Other MSREI Clients. The amounts and forms of leverage utilized for investments will also be determined by the Adviser and its affiliates in their sole discretion. Any differences or adjustments with respect to the manner in which available capital is determined with respect to us or Other MSREI Clients may adversely impact our allocation of particular investment opportunities. The Adviser is entitled to amend its investment allocation policies and procedures at any time without prior notice or our consent.
In addition to allocating investment opportunities suitable for us to Other MSREI Clients, Morgan Stanley may also grant Other MSREI Clients exclusive rights to certain investment opportunities. As a result, in certain cases we will not be afforded the chance to participate in attractive investment opportunities in which Other MSREI Clients are given the opportunity to participate, or in some cases will be allocated a small part of an investment opportunity within our investment strategy when Other MSREI Clients are allocated a larger portion. We may also at times be prohibited (due to, for example, exclusivity rights granted to other investment funds or regulatory limitations) from pursuing certain investment opportunities and our ability to participate in any particular opportunity may be substantially limited. Further, Morgan Stanley often represents participants on all aspects of real estate and real estate-related investment transactions including potential purchasers, sellers, borrowers, lenders and tenants. In such cases, Morgan Stanley’s clients may seek to prohibit Morgan Stanley affiliates or clients (including us) from investing in certain real estate or real estate-related investments.
Additionally, when the Adviser manages or advises Other MSREI Clients that pay or could potentially pay higher fees or other compensation and follow the same or similar investment strategy as we do, the Adviser will be incentivized to favor the other account paying it the potentially higher fees or other compensation. Investment opportunities or any portion thereof that we do not participate in will likely be offered to Other MSREI Clients or such other persons or entities as determined by the Adviser in its sole discretion, and we will not receive any compensation related to such opportunities. The results of our investment activities will likely differ significantly from the results achieved by Other MSREI Clients that implement the same or similar investment strategies as we do. There is no specific limit as to the number of Other MSREI Clients that may be managed or advised by the Adviser or its affiliates.
For additional discussion, see “Item 13. Certain Relationships and Related Transactions, and Trustee Independence—Potential Conflicts of Interest.”
Morgan Stanley may raise or manage Other Morgan Stanley Accounts which could result in the reallocation of Morgan Stanley personnel and the direction of potential investments to such Other Morgan Stanley Accounts.
Morgan Stanley reserves the right to raise capital for and manage capital for Other Morgan Stanley Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate-related securities obligations and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., net lease, office, industrial, retail or multifamily) or making non-controlling investments globally, in a particular region outside of the United States or in public and private debt and equity securities, and investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. In particular, we expect that there will be overlap of real property and real estate-related securities investment opportunities with certain Other Morgan Stanley Accounts that are actively investing and similar overlap with future Other Morgan Stanley Accounts. The closing of an Other Morgan Stanley Account could result in the reallocation of Morgan Stanley personnel, including reallocation of existing real estate professionals, to such Other Morgan Stanley Account. In addition, potential investments that may be suitable for us may be directed toward such Other Morgan Stanley Account.
We may invest in joint ventures and other co-investment arrangements with Other Morgan Stanley Accounts or divide a pool of investments among us and Other Morgan Stanley Accounts.
We may acquire properties and other assets through joint ventures and other co-investment arrangements with affiliates of the Adviser, including Other Morgan Stanley Accounts. Any joint venture with an affiliate of the Adviser must be approved by a majority of our independent trustees in accordance with our Declaration of Trust. We may acquire non-controlling interests or shared control interests in such joint ventures. Even if we have some control in such a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures with affiliates of the Adviser will present the same inherent risks as all such transactions, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Our interests and the interests of a joint venture partner or co-investor may conflict in certain specific situations such as differences in investment strategy, exit strategy or level of leverage. In addition, in connection with investments in which we participate alongside any Other Morgan Stanley Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other Morgan Stanley Account in the future. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Morgan Stanley Accounts. See “—We may make joint venture investments, including with Other Morgan Stanley Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”
In such cases, conflicts could arise between Morgan Stanley or such Other Morgan Stanley Accounts, on the one side, and us, on the other side, with respect to investment strategy, growth and financing alternatives and with respect to the manner and timing of our exit from the investment compared to Morgan Stanley’s or such Other Morgan Stanley Accounts’ exit. Morgan Stanley or Other Morgan Stanley Accounts may also have short positions in the same security or instrument or a different security or instrument of the same issuer as a security or instrument purchased by us, which will likely present additional conflicts, particularly if the issuer experiences financial difficulties.
In some cases, the Adviser will invite strategic investors to co-invest with us because, for example, co-investing with a strategic investor provides us or the portfolio company in which we are investing with certain benefits. Strategic investors include investors or entities controlled by or affiliated with Morgan Stanley or investors with large or long-standing relationships with the Adviser. In such cases, the amount available for investment by us will be correspondingly reduced to permit a strategic investor the opportunity to co-invest.
For additional discussion, see “Item 13. Certain Relationships and Related Transactions, and Trustee Independence—Potential Conflicts of Interest.”
We may co-invest with Morgan Stanley affiliates in real estate-related securities and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest.
Conflict of interests could arise when we and the Other Morgan Stanley Accounts directly or indirectly make investments at different levels of an issuer’s or borrower’s capital structure or otherwise in different classes of the same issuer’s securities. In certain circumstances, Other Morgan Stanley Accounts may have different investment objectives or could pursue or enforce rights with respect to a particular issuer in which we have invested, and those activities could have an adverse effect on us. For example, if we hold debt instruments of an issuer and Other Morgan Stanley Accounts hold equity securities of the same issuer, then if the issuer experiences financial or operational challenges, we (as holder of the debt instrument) may seek a liquidation of the issuer, whereas the Other Morgan Stanley Accounts (which hold the equity securities) may prefer a reorganization of the issuer, and vice versa. In addition, an issuer in which we invest may use the proceeds of our investment to refinance or reorganize its capital structure, which could result in repayment of debt held by Other Morgan Stanley Accounts. If the issuer performs poorly following such refinancing or reorganization, our results will suffer, whereas the Other Morgan Stanley Accounts’ performance will not be affected because the Other Morgan Stanley Accounts no longer have an investment in the issuer.
In addition, we, along with the Other Morgan Stanley Accounts, may pursue or enforce rights with respect to a particular issuer, or the Adviser or Morgan Stanley may pursue or enforce rights with respect to a particular issuer on our behalf and on behalf of Other Morgan Stanley Accounts. We could be negatively impacted by the activities by or on behalf of such Other Morgan Stanley Accounts, and our transactions could be impaired or effected at prices or terms that are less favorable than would otherwise have been the case had a particular course of action with respect to the issuer of the securities not been pursued with respect to such Other Morgan Stanley Accounts.
These conflicts are magnified with respect to issuers that become insolvent. Furthermore, it is possible that in connection with an insolvency, bankruptcy, reorganization or similar proceeding we will be limited (by applicable law, courts or otherwise) in the positions or actions we will be permitted to take due to other interests held or actions or positions taken by Morgan Stanley and its affiliates, Other Morgan Stanley Accounts and the Adviser. Finally, in certain instances, personnel of Morgan Stanley may obtain information about an issuer that is material to the management of Other Morgan Stanley Accounts and that will at times limit the ability of personnel of the Adviser to buy or sell, or to recommend the buying or selling of, securities of that issuer on our behalf. The results of our investment activities may differ significantly from the results achieved by Morgan Stanley for Other Morgan Stanley Accounts or for its own account. The Adviser will manage us and the Other Morgan Stanley Accounts it advises or manages in accordance with their respective investment strategies and guidelines; however, Morgan Stanley will from time to time give advice and take action with respect to any current or future Other Morgan Stanley Account that competes or conflicts with the advice the Adviser gives to, or actions taken for, us, including with respect to the timing or nature of actions relating to certain investments (including, without limitation, advising or having Other Morgan Stanley Accounts engage in short sales of securities or instruments issued by companies in which we have invested). Future investment activities by the Adviser on behalf of other clients will likely give rise to additional conflicts of interest and demands on the Adviser’s time and resources. While Morgan Stanley will seek to resolve any such conflicts in a fair and equitable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among us and the Other Morgan Stanley Accounts, such transactions are not required to be presented to our board of trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in our favor.
The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Morgan Stanley on more favorable terms than those provided to us.
Certain third-party service providers (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, property managers and investment or commercial banking firms) that provide goods or services to us, Morgan Stanley or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with Morgan Stanley and its other businesses. Such advisors and service providers may be investors in us, affiliates of the Dealer Manager or the Adviser, sources of investment opportunities or co-investors or commercial counterparties or entities in which Morgan Stanley or Other Morgan Stanley Accounts have an investment, and payments by us may indirectly benefit Morgan Stanley or such Other Morgan Stanley Accounts. Additionally, certain employees of Morgan Stanley or the Adviser may have family members or relatives employed by such advisors and service providers. These relationships could have the appearance of affecting or potentially influencing the Adviser in deciding whether to select or recommend such service providers to perform services for us. In addition, in instances where multiple Morgan Stanley businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other Morgan Stanley affiliates rather than us.
Employees of these affiliates may also receive performance-based compensation in respect of our investments. The fees and expenses of such Morgan Stanley-affiliated service providers (and, if applicable, their employees) will be borne by our investments and there will be no related offset to the management fee we pay to the Adviser. While Morgan Stanley believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties, there is an inherent conflict of interest that may incentivize Morgan Stanley to engage its affiliated service providers over a third party.
We have and expect to continue to have a diverse shareholder group and the interests of our shareholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.

We have and expect to continue to have a diverse shareholder group. As a result, our shareholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser or its affiliates that participate in the same investments as us. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser, including with respect to the nature or structuring of investments, which may be more beneficial for one shareholder than for another shareholder, especially with respect to shareholders’ individual tax situations. In addition, we may make investments that may have a negative impact on related investments made by our shareholders in separate transactions. In selecting and structuring investments appropriate for us, the Adviser considers the investment, tax and other objectives of us (including our qualification as a REIT) and our shareholders (and those of investors in other investment vehicles managed or advised by the Adviser or its affiliates) that participate in the same investments as us, not the investment, tax or other objectives of any shareholder individually. In addition, certain of our shareholders may also be investors in Other Morgan Stanley Accounts, including supplemental capital vehicles and co-investment vehicles that invest alongside us in one or more investments, which could create conflicts for the Adviser in the treatment of different investors.
The Adviser may face potential conflicts of interest related to access to and flow of certain information, including material, non-public information.
We, directly or through Morgan Stanley, the Adviser or certain of their respective affiliates may come into possession of material non-public information with respect to an issuer in which we have invested or may invest. Should this occur, the Adviser may be restricted from buying or selling securities, derivatives or loans of the issuer on our behalf until such time as the information becomes public or is no longer deemed material. Such restrictions could materially adversely affect our investment results.
Morgan Stanley’s internal information barriers that are designed to prevent the flow of certain types of information, including material, non-public, confidential information, from one area or part of Morgan Stanley to another area or group thereof, may restrict the Adviser’s ability to access information even when such information would be relevant to our potential investments. Due to such barriers, disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information, even if another area or group of Morgan Stanley may trade on such information. Therefore, we or the Adviser may not have access to material non-public information in the possession of Morgan Stanley that might be relevant to an investment decision to be made by the Adviser on our behalf, and the Adviser may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Further, the Adviser may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.
Our board of trustees has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.
Our board of trustees has adopted a resolution that provides that none of Morgan Stanley or its affiliates, our trustees or any person our trustees control will be required to refrain directly or indirectly from engaging in any business opportunities, including any business opportunities in the same or similar business activities or lines of business in which we or any of our affiliates may from time to time be engaged or propose to engage, or from competing with us, and that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunities, unless offered to a person in his or her capacity as one of our trustees or officers and intended exclusively for us or any of our subsidiaries. Our Declaration of Trust also provides that no affiliated person of the Company, Morgan Stanley or any of its affiliates is required to present, communicate or offer any business opportunity to us or any of our subsidiaries.
We may source, sell or purchase assets either to or from the Adviser and its affiliates, and such transactions may cause conflicts of interest.
We may directly or indirectly source, sell or purchase all or any portion of an asset (or portfolio of assets/investments) to or from the Adviser and its affiliates or their respective related parties, including parties which such affiliates or related parties, or Other Morgan Stanley Accounts, own or have invested in. Such transactions will be subject to the approval of a majority of trustees (including a majority of our independent trustees) not otherwise interested in the transaction pursuant to our Declaration of Trust. We may also source, sell to or purchase from third parties interests in or assets issued by affiliates of the Adviser or their respective related parties and such transactions would not require approval by our independent trustees or an offset of any fees we otherwise owe to the Adviser or its affiliates. The transactions described above involve conflicts of interest, as our sponsor and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.
We are subject to potential conflicts of interest related to tenants.
Certain properties owned by us or an Other Morgan Stanley Account will, in certain circumstances, be leased out to tenants that are affiliates of Morgan Stanley, including but not limited to Other Morgan Stanley Accounts or their respective portfolio companies, which would give rise to a conflict of interest. In such events, the Adviser will seek to resolve any conflicts of interest in a fair and reasonable manner in accordance with its prevailing policies and procedures, subject to applicable oversight of our board of trustees.
The personnel of the Dealer Manager, the Adviser and their affiliates may trade in securities for their own accounts, subject to restrictions applicable to Morgan Stanley personnel.
The officers, directors, members, managers, employees and associated persons (as applicable) of the Dealer Manager, the Adviser and their affiliates may trade in securities and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and Morgan Stanley policies, or otherwise determined from time to time by the Dealer Manager or the Adviser. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.
Morgan Stanley may structure certain investments such that Morgan Stanley will face conflicting fiduciary duties to us and certain Other Morgan Stanley Accounts.
Morgan Stanley may structure certain investments such that one or more Other Morgan Stanley Accounts primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other similar debt instruments are offered the opportunity to participate in the debt tranche of an investment owned by us or allocated to us. The Adviser and its affiliates owe fiduciary duties to such Other Morgan Stanley Accounts as well as to us. If such Other Morgan Stanley Accounts purchase high-yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which an Other Morgan Stanley Accounts has a mezzanine or other debt investment), the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to such Other Morgan Stanley Accounts and us (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). Similarly, certain Other Morgan Stanley Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours. The trading activities of Other Morgan Stanley Accounts may differ from or be inconsistent with activities that are undertaken for our account in any such securities. In addition, we may not pursue an investment otherwise within our investment objectives and guidelines as a result of such trading activities by Other Morgan Stanley Accounts.
Morgan Stanley’s potential involvement in financing a third party’s purchase of assets from us could lead to potential or actual conflicts of interest.
We may from time to time dispose of all or a portion of an investment by way of a third-party purchaser’s bid where Morgan Stanley or one or more Other Morgan Stanley Accounts is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This may include the circumstance where Morgan Stanley or one or more Other Morgan Stanley Accounts is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from us. Such involvement of Morgan Stanley or one or more Other Morgan Stanley Accounts as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from us may give rise to potential or actual conflicts of interest.

We may provide debt financing in connection with acquisitions by third parties of assets owned by Other Morgan Stanley Accounts.
We may provide financing as part of a third-party purchaser’s bid or acquisition of (or investment in) a portfolio entity (or the underlying assets of a portfolio entity) owned by one or more Other Morgan Stanley Accounts (or in connection with the acquisitions by one or more Other Morgan Stanley Accounts or their affiliates of assets or interests (or portfolios thereof) owned by a third party). This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. We may make investments and provide debt financing with respect to portfolio entities in which Other Morgan Stanley Accounts or affiliates hold or subsequently acquire an interest. While the terms and conditions of any such arrangements will generally be on market terms, the involvement of the Other Morgan Stanley Accounts or affiliates in such transactions may affect credit decisions and the terms of such transactions or arrangements or may otherwise influence the Adviser’s decisions, which will give rise to potential or actual conflicts of interest and which may adversely impact us. For example, such transactions may involve the partial or complete payoff of such loans (with related proceeds being received by the applicable Other Morgan Stanley Accounts) or otherwise result in restructurings of terms and pricing relating to such existing loans with the borrowers thereof in respect of which such Other Morgan Stanley Accounts may receive refinancing proceeds or a retained interest in such loans in accordance with such restructuring arrangements. Additionally, in certain situations we may not commit to provide financing until a third party has committed to make a deposit in connection with the acquisition of an investment from an Other Morgan Stanley Account, which may result in us being disadvantaged in the overall bid process or potentially not consummating the investment.
Certain principals and employees may be involved in and have a greater financial interest in the performance of other Morgan Stanley funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.
Certain of the principals and employees of the Adviser or the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our real estate portfolio. Such individuals may be portfolio managers of or otherwise serve in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The other managed accounts or investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than our performance. Such involvement may create conflicts of interest in making investments on our behalf and such other funds and accounts and other entities. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to us and such organizations. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, Morgan Stanley personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to Morgan Stanley’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other Morgan Stanley Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of Morgan Stanley personnel in such other investments could be greater than their financial incentives in relation to us.
The Adviser will be required to decide whether certain costs and expenses are to be borne by us, on the one hand, or the Adviser or one or more Other Morgan Stanley Accounts on the other hand, and whether certain costs and expenses should be allocated between or among us, on the one hand, and one or more Other Morgan Stanley Accounts, on the other hand.
From time to time, the Adviser will be required to decide whether costs and expenses are to be borne by us, on the one hand, or the Adviser (pursuant to the terms of the Advisory Agreement) or one or more Other Morgan Stanley Accounts, on the other hand, and whether certain costs and expenses should be allocated between or among us, on the one hand, and one or more Other Morgan Stanley Accounts, on the other hand. The Adviser intends to generally allocate expenses that are applicable to both us and any Other Morgan Stanley Account, as applicable, on a pro rata basis (on a basis that is most equitable among such parties). There can be no assurance that a different manner of allocation would not result in us, any Other Morgan Stanley Account, or any other client of Morgan Stanley or its affiliates bearing less (or more) expenses. If the expenses incurred in connection with a particular matter should be borne in part by us and in part by the Adviser, then such expenses will be allocated between us and the Adviser as determined by the Adviser to be fair and equitable under the circumstances over time.
Additional potential conflicts of interest may arise in the future due to possible future activities.
The Adviser and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in the Advisory Agreement, the Adviser and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Adviser, Morgan Stanley and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities. Additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. If any matter arises that we and our affiliates (including the Adviser) determine in our good faith judgment constitutes an actual and material conflict of interest, we and our affiliates (including the Adviser) will take such actions as we determine appropriate to mitigate the conflict.
Risks Related to our REIT Status and Certain Other Tax Items
If we do not qualify to be taxed as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We expect to operate so as to qualify to be taxed as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify to be taxed as a REIT. If we fail to qualify to be taxed as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to shareholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to shareholders would be reduced for each of the years during which we did not qualify to be taxed as a REIT and for which we had taxable income; and
•we generally would not be eligible to requalify to be taxed as a REIT for the subsequent four full taxable years.
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify as a REIT, we generally must distribute annually to our shareholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our shareholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.
To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our shares and the amounts we distribute to our shareholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution.
Compliance with REIT asset test requirements may force us to liquidate or restructure otherwise attractive investments.
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
Our ownership of, and relationship with, any TRS will be restricted and a failure to comply with the restrictions could jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS must make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Although we plan to monitor our investments in TRSs (if any), there can be no assurance that we will be able to comply with the 20% limitation or avoid the application of the 100% excise tax, each as discussed above.
Our Declaration of Trust does not permit any person or group to own more than 9.9% in value or number of shares, whichever is more restrictive, of our outstanding common shares or of our outstanding shares of any classes or series, and attempts to acquire our common shares or our shares of all other classes or series in excess of these 9.9% limits would not be effective without an exemption (prospectively or retroactively) from these limits by our board of trustees.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our Declaration of Trust prohibits beneficial or constructive ownership by any person or group of more than 9.9%, in value or number of shares, whichever is more restrictive, of our outstanding common shares, or 9.9% in value or number of shares, whichever is more restrictive, of our outstanding shares of all classes or series, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Code and our Declaration of Trust are complex and may cause outstanding common shares owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding shares by a person could cause another person to constructively own in excess of 9.9% of our outstanding common shares and thus violate the Ownership Limit. There can be no assurance that our board of trustees, as permitted in the Declaration of Trust, will not decrease this

Ownership Limit in the future. Any attempt to own or transfer our shares in excess of the Ownership Limit without the consent of our board of trustees will result either in the shares in excess of the limit being transferred by operation of our Declaration of Trust to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.
The Ownership Limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our shareholders or would result in receipt of a premium to the price of our common shares (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of trustees’ power to increase the ownership limit or grant further exemptions in the future.
Non-U.S. holders may be subject to U.S. federal income tax upon their disposition of our common shares or upon their receipt of certain distributions from us.
In addition to any potential withholding tax on ordinary dividends, a beneficial owner of our common shares that is neither a U.S. holder nor a partnership (or an entity treated as a partnership for U.S. federal income tax purposes) (a “non-U.S. holder”), other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), on the amount received from such disposition and therefore, may be treated as recognizing income effectively connected with the conduct of a U.S. trade or business. Such tax does not apply, however, to the disposition of shares in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its shares, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. Final Treasury regulations (the “Final Regulations”) modify prior tax guidance relating to the determination of whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our shareholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” and “qualified controlled entities” as foreign persons. The Final Regulations further provide that domestic publicly traded partnerships, public domestic C corporations, and public regulated investment companies will be treated as look-through persons if the REIT has actual knowledge that the partnership, corporation, or regulated investment company, as applicable, is foreign controlled. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if it is able to satisfy certain requirements, including not undergoing a significant change in its ownership and not acquiring a significant amount of new USRPIs, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, then the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. While we cannot predict when we will commence being subject to such look-through rule in the Final Regulations, we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules.
We cannot assure you that we will qualify as a domestically controlled REIT and we have no obligation to qualify as such under our governing documents. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of our common shares (including a redemption) would be subject to tax under FIRPTA, unless (i) our common shares were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common shares.
A non-U.S. holder other than a “qualified shareholder” or a “withholding qualified holder” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common shares, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common shares. In addition, a repurchase of our common shares, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend. See “Certain U.S. Tax Considerations—Taxation of Non-U.S. Holders of Our Common Shares—Sales of Our Common Shares” in our Registration Statement on Form 10.
We seek to act in the best interests of the Company as a whole and not in consideration of the particular tax consequences to any specific holder of our shares. Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of our common shares.
Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.
We may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. In addition, we may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly. However, shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Our board of trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.
Our Declaration of Trust authorizes our board of trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of trustees has fiduciary duties to us and our shareholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may cause a reduction in the total return to our shareholders.
You may have current tax liability on distributions you elect to reinvest in our common shares.
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common shares to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. shareholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares. However, for taxable years ending before January 1, 2026, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common shares.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in our common shares.
Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our shareholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets, or our ability to attract and retain investment professionals. You are urged to consult with your tax advisor with respect to the impact of the recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our Declaration of Trust authorizes our board of trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, for which the U.S. Internal Revenue Service (“IRS”) has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
If the Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.
Retirement Plan Risks
If the fiduciary of an employee benefit plan or plan subject to ERISA or the Code fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our common shares, the fiduciary could be subject to civil penalties.
There are special considerations that apply to investing in our common shares on behalf of a “benefit plan investor” within the meaning of ERISA, including a pension, profit sharing, 401(k) or other employer-sponsored retirement plan, health or welfare plan, trust, individual retirement account (“IRA”) or “Keogh” plan that are subject to Title I of ERISA or Section 4975 of the Code. If you are investing the assets of any of the entities identified in the prior sentence in our common shares, you should satisfy yourself that:
•the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;

•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA (to the extent such entity is subject to ERISA) and other applicable provisions of ERISA and the Code;
•the investment will not impair the liquidity of the trust, plan or IRA;
•the investment will not produce “unrelated business taxable income” for the trust plan or IRA;
•our shareholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common shares constitutes a non-exempt prohibited transaction under Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.
If our assets at any time are deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” (each within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor (“DOL”), as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”)). If, notwithstanding our intent, our assets were deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” under ERISA or the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by us; (ii) the possibility that certain transactions in which we have entered into in the ordinary course of business constitute non-exempt “prohibited transactions” under Title I of ERISA and/or Section 4975 of the Code, and may have to be rescinded; (iii) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iv) the fiduciaries of shareholders that are “benefit plan investors” would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.
If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the “benefit plan investor” for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each “disqualified person” (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a “benefit plan investor” who decides to invest in us could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in us or as co-fiduciaries for actions taken by or on behalf of us or the Adviser. With respect to a “benefit plan investor” that is an IRA that invests in us, the occurrence of a non-exempt prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.
Prospective investors that are Plans should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common shares to any Plan is in no respect a representation by us or any other person associated with the offering of our common shares that such an investment meets all relevant legal requirements with respect to investments by Plans generally or any particular Plan, or that such an investment is appropriate for Plans generally or any particular Plan.

General Risk Factors
We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.
Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators or other replacements for the reduced or interrupted utilities, which also could be insufficient to fully operate our facilities and could result in our inability to provide services.
Certain properties may require permits or licenses.
A license, approval or permit may be required to acquire certain investments and their direct or indirect holding companies (or registration may be required before an acquisition can be completed). There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected.
We may incur contingent liabilities in connection with the disposition of investments.
In connection with the disposition of an investment, we may be required to make certain representations about the business, financial affairs and other aspects (such as environmental, property, tax, insurance, and litigation) of such investment typical of those made in connection with the sale of a business or other investment comparable to the investment being sold. We may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities for which the Adviser may establish reserves or escrow accounts.
We will face risks associated with hedging transactions.
We may utilize a wide variety of derivative and other hedging instruments, including swap arrangements, for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions, including swap arrangements, may result in a poorer overall performance and operating losses for us than if we had not engaged in any such transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “—We may utilize derivatives, which involve numerous risks” above.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy

The Company and the broader financial services industry face an increasingly complex and evolving threat environment.
Morgan Stanley has made and continues to make substantial investments in cybersecurity and fraud prevention technology, and employ experienced talent to lead its Cybersecurity and Information Security organizations and program under the oversight of Morgan Stanley’s Board of Directors (the “MS Board”) and the Operations and Technology Committee of the MS Board (“BOTC”).
As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting Morgan Stanley (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its stockholders. Morgan Stanley continually adjusts its Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.
The Adviser manages the Company’s day-to-day operations, and the Company uses the Cybersecurity Program to assess, identify and manage material cybersecurity risks affecting the Company and its operations. The Company’s business is dependent on the communications and information systems of Morgan Stanley, including but not limited to the Cybersecurity Program, and other third-party service providers.
Processes for Assessing, Identifying, and Managing Material Risks from Cybersecurity Threats
Morgan Stanley’s Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to the Firm’s network, infrastructure, computing environment, and the third-parties Morgan Stanley relies on, including third parties relied on by the Company. Morgan Stanley periodically assesses the design of its cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for Improving Critical Infrastructure Cybersecurity, as well as against global cybersecurity regulations, and develops improvements to those controls in response to those assessments. Morgan Stanley’s Cybersecurity Program also includes cybersecurity and information security policies, procedures, and technologies that are designed to address regulatory requirements and protect Morgan Stanley’s clients’, employees’ and own data, and the data of the Company and its officers and shareholders, against unauthorized disclosure, modification, and misuse. These policies, procedures, and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.
Morgan Stanley’s threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs Morgan Stanley’s cybersecurity risk assessments and strategy, including as applicable to the Company. This information is also provided to an internal Morgan Stanley cyber threat detection team, which develops and implements strategies designed to defend against these cybersecurity threats across Morgan Stanley’s environment, including systems and applications that may be relied upon by the Company. Morgan Stanley’s vulnerability management team, as well as Morgan Stanley’s Non-Financial Risk function (“NFR”) review external cybersecurity incidents that may be relevant to Morgan Stanley and the Company, to further inform the design of the Cybersecurity Program. To assess the efficacy of Morgan Stanley’s controls and defenses designed to mitigate cybersecurity risk, it utilizes internal and external testing, including penetration testing and red team engagements. The results of these assessments are used to strengthen the Cybersecurity Program. Additionally, Morgan Stanley maintains a global training program covering cybersecurity risks and requirements, including heightened security training to specialized employees, and conducts regular phishing email simulations for its employees and consultants as preventative measures.
When a threat is identified in Morgan Stanley’s environment, its incident response team follows an incident response plan to evaluate the impact to Morgan Stanley and coordinate appropriate remediation. If warranted, the cybersecurity incident will be reported to applicable regulators, authorities, impacted clients or counterparties, as appropriate. The Firm’s cybersecurity incident response and remediation processes, including assessing materiality and reporting requirements, are reviewed through tabletop exercises.
Morgan Stanley’s processes are designed to help oversee, identify, and mitigate cybersecurity risks associated with its use of third-party vendors, including those vendors relied upon by the Company. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors, including those vendors relied upon by the Company. Prior to engaging third-party vendors to provide services to Morgan Stanley or the Company, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity programs to identify the impact of their services on the cybersecurity risks to Morgan Stanley or, as relevant, the Company. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or an audit by Morgan Stanley of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s minimum cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk to the Firm, are subject to review, challenge, and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.
Morgan Stanley’s Cybersecurity Program is regularly assessed by the Morgan Stanley Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the MS Board (“BAC”) and the BOTC and, as applicable, to the board of trustees of the Company. Annually, key elements of the Cybersecurity Program are subject to review by an independent third-party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by the Firm’s prudential and conduct regulators within the scope of their jurisdiction.
Governance
Morgan Stanley and Company Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Morgan Stanley’s Cybersecurity Program is operated and maintained by its management, including the Chief Information Officer (“CIO”) of Cyber, Data, Risk and Resilience and the Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks, which includes cybersecurity risks faced by the Company. Morgan Stanley’s Cybersecurity Program strategy, which is set by the CISO and overseen by Morgan Stanley’s Head of Cyber, Technology, and Information Security Non-Financial Risk (“Head of NFR CTIS”), is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. Morgan Stanley’s Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact Morgan Stanley and the Company, including escalation to senior management of Morgan Stanley, the MS Board, and management of the Company.
The Adviser is responsible for overseeing the Company’s risk management function and generally relies on the CIO, CISO, and Head of NFR CTIS to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT”), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of NFR CTIS has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies.
Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees at Morgan Stanley. These committees include representatives from management of Morgan Stanley as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to the Firm’s policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s Non-Financial Risk Committee. The CIO and the Head of NFR CTIS report on the status of Morgan Stanley’s Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to Morgan Stanley’s Risk Committee, the BOTC and the MS Board. To the extent any cybersecurity incidents relate to the Company, the status of such incidents and remedial actions will be reported to our board of trustees.
Board of Trustees’ Oversight of Risks from Cybersecurity Threats
Our board of trustees provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our board of trustees receives periodic updates from the Adviser, the CIO, the CISO, and the Head of NFR CTIS, regarding the overall state of Morgan Stanley’s Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Material cybersecurity risks are addressed by Morgan Stanley management-level ERM committees with escalation to the BOTC and our board of trustees, as appropriate. The BOTC has primary responsibility for assisting the MS Board in its oversight of significant operational risk exposures of Morgan Stanley and its business units, including IT, information security, fraud, third-party oversight, business disruption and resilience, and cybersecurity risks (including review of cybersecurity risks against established risk management methodologies) and the steps management has taken to monitor and control such exposures.

In accordance with its charter, the BOTC receives quarterly reports from (i) Technology, including the CIO or the CISO; (ii) Operations; and (iii) NFR. Such reporting includes updates on Morgan Stanley’s Cybersecurity Program, risks from cybersecurity threats, Morgan Stanley’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment, and NFR’s assessment of cybersecurity risks. Senior officers in Technology and NFR also provide an annual report to the BOTC on the status of Morgan Stanley’s broader information security program in compliance with the GLB Act, which includes a discussion of risks arising from cybersecurity threats. At least annually, senior management representatives in Technology and NFR discuss the status of the Cybersecurity Program and key cybersecurity risks with the MS Board and, in accordance with the MS Board’s Corporate Governance Policies, all board members are invited to attend BOTC meetings and have access to meeting materials. The BOTC, which meets at least quarterly, also reviews and approves significant policies related to cybersecurity, receives an annual independent assessment of key aspects of Morgan Stanley’s Cybersecurity Program from an independent third party and holds joint meetings with the BAC and BRC, as necessary and appropriate. The chair of the BOTC regularly discusses cybersecurity developments with senior Morgan Stanley management and reports to the MS Board on cybersecurity risks and threats and other related matters.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2024, the Company has not identified any risks from cybersecurity threats that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties
Our principal office is located at 1585 Broadway, 33rd Floor, New York, NY, 10036. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted. For an overview of our real estate investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio.”

Item 3. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
($ in thousands, except for share and per share data)
Offering of Common Shares
Our common shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common shares. We have sold five classes of our common shares through the Offering: Class S shares, Class F-S shares, Class I shares, Class F-I shares and Class E shares. As of February 24, 2025, there were 655 holders of record of our Class S shares, 1,807 holders of record of our Class F-S shares, 172 holders of record of our Class I shares, 655 holders of record of our Class F-I shares, and 567 holders of record of our Class E shares.
The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations, but otherwise the share classes have the same economic and voting rights.
The Dealer Manager, an affiliate of the Adviser, serves as the dealer manager for the Offering. There are no upfront selling commissions or shareholder servicing fees for Class I shares, Class F-I shares or Class E shares. On the sale of Class S shares and Class F-S shares, certain financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, which are limited to a percent of the transaction price. The following table details the upfront selling commissions and ongoing shareholder servicing fees:

	Class S	Class F-S	Class I	Class F-I	Class E
Selling commissions and dealer manager fees (% of transaction price)	3.50%	3.50%	—	—	—
Shareholder servicing fee (% of NAV)	0.85%	0.85%	—	—	—
The transaction price per share of each class of our common shares will generally be equal to our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV for each class of shares will be based on the net asset value of our investments (including real estate debt), the addition of any other assets (such as cash and cash equivalents on hand), and the deductions of any liabilities (including the deduction of any ongoing service fees specifically applicable to such class of shares). See “—Net Asset Value” for more information about the calculation of NAV per share.
The following table presents our monthly NAV per share for each of the classes of our common shares from the period we commenced operations through December 31, 2024:

	Class S	Class F-S	Class I	Class F-I	Class E
April 30, 2024	$—	$20.0081	$—	$20.0081	$20.0081
May 31, 2024	$—	$20.0157	$—	$20.0166	$20.0175
June 30, 2024	$20.0305	$20.0296	$20.0305	$20.0313	$20.0329
July 31, 2024	$20.0618	$20.0607	$20.0618	$20.0626	$20.0662
August 31, 2024	$20.0501	$20.0798	$20.0501	$20.0813	$20.0849
September 30, 2024	$20.0876	$20.1105	$20.0861	$20.1120	$20.1169
October 31, 2024	$20.0999	$20.1360	$20.1012	$20.1375	$20.1420
November 30, 2024	$20.1214	$20.1606	$20.1211	$20.1621	$20.1663
December 31, 2024	$20.1607	$20.2051	$20.1614	$20.2064	$20.2099
Net Asset Value
Our board of trustees, including a majority of our independent trustees, has adopted valuation guidelines to be used by the Adviser and our independent valuation advisor in connection with determining the values of our assets and liabilities for purposes of our NAV calculation (the “Valuation Guidelines”). These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in arm’s-length transactions between a willing buyer and a willing seller in possession of all material information about our investments.
The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in the FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement.” The Adviser determines the fair value of our net lease investments, real estate debt investments and associated financings, as applicable, on a monthly basis based in part on input from and review by our independent valuation advisor.
Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV.
Valuation of Investments
Consolidated Net Lease Investments
For the purposes of calculating our monthly NAV, the Adviser will value our net lease investments monthly, each of which will initially be held at cost for up to three months following the acquisition, which we expect to represent fair value at that time. Following such three month period, the Adviser, will value our net lease investments monthly, based on current material market data and other information deemed relevant, with review and confirmation for reasonableness by our independent valuation advisor. In accordance with GAAP, we determine whether the acquisition of a net lease investment qualifies as an asset acquisition or business combination. We capitalize acquisition-related costs associated with asset acquisitions and expense such costs associated with business combinations.

Unconsolidated Net Lease Investments Held Through Joint Ventures
Unconsolidated net lease investments held through joint ventures generally will be valued in a manner that is consistent with the guidelines described above for consolidated net lease investments. Once the value of a net lease investment held by a joint venture is determined by an appraisal and we determine the fair value of any other assets and liabilities of the joint venture, the value of our interest in the joint venture would then be determined by the Adviser using a hypothetical liquidation calculation to value our interest in the joint venture, which would be a percentage of the joint venture’s NAV. Unconsolidated net lease investments held in a joint venture that acquires multiple net lease investments over time may be valued as a single investment.

Real Estate Debt Investments
Newly originated loan investments will be valued at par and acquired loan investments will be valued at their purchase price in the month that they are closed, which is expected to represent fair value at that time. Thereafter, the Adviser will value our real estate debt investments monthly, based on current material market data and other information deemed relevant, with review and confirmation for reasonableness by our independent valuation advisor. Valuations of real estate debt investments reflect changes in interest rates, spreads, loan tests and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.

Valuation of Associated Financing

For net least investments and real estate debt investments, the Adviser will value, with review and confirmation for reasonableness by our independent valuation advisor, the financing associated with such investments using widely accepted methodologies specific to the financing, which may include changes in interest rates, spreads, loan tests and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others.

Liabilities

We will include the fair value of our liabilities as part of our NAV calculation. We expect that these liabilities will include the fees payable to the Adviser and Dealer Manager, any accrued performance participation allocation to the Special Limited Partner, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Liabilities related to shareholder servicing fees will be allocable to a specific class of shares and will only be included in the NAV calculation for that class, as described below. Our debt will be valued at fair value in accordance with GAAP. For purposes of calculating our NAV, the organization and offering expenses and certain operating expenses paid by the Adviser through April 1, 2025 will not be recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs.

For purposes of calculating a monthly NAV, the shareholder servicing fee for each applicable class of shares will be calculated by multiplying the accrued monthly shareholder servicing fee rate (1/12th of the total annual shareholder servicing fee rate for each applicable class of shares) by the aggregate NAV of such class of shares for that month, after adjustment for any net portfolio income or loss, unrealized/realized gains or losses on assets and liabilities, management fee expense and performance participation allocation accrual. The Adviser’s valuation of certain net lease and real estate debt investment liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure will generally be reviewed for reasonableness by the independent valuation advisor on a monthly basis.

NAV and NAV Per Share Calculation

We calculate NAV per share in accordance with the Valuation Guidelines. Each class of common shares has an undivided interest in our assets and liabilities, other than any class-specific liabilities, such as shareholder servicing fees. In accordance with the Valuation Guidelines, our fund administrator calculates our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components (each as described in the Valuation Guidelines), including the estimated fair value of (1) each of our net lease investments based in part upon individual appraisal reports provided periodically by third-party independent valuation firms and reviewed by our independent valuation advisor, as finally determined and updated monthly by the Adviser, with review and confirmation for reasonableness by our independent valuation advisor, (2) certain of our real estate debt investments based in part upon individual valuation reports provided periodically by our independent valuation advisor, as finally determined and updated monthly by the Adviser, (3) other CRE debt investments for which third-party market quotes are available, (4) our other real estate debt investments, if any, and (5) our other assets and liabilities. Because shareholder servicing fees, management fees and the performance participations allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ. Operating Partnership units will be valued in the same fashion. Our valuation procedures include the following methodology to determine the monthly NAV of our Operating Partnership and the units. Our Operating Partnership has classes of units that are each economically equivalent to our corresponding classes of shares.

The following table provides a breakdown of the major components of our NAV as of December 31, 2024:

Components of NAV	December 31, 2024
Investments in real estate	$505,870
Investments in real estate debt	75,660
Cash and cash equivalents	261,571
Restricted cash	29,767
Other assets	5,751
Secured debt, net of deferred financing costs	(108,342)
Subscriptions received in advance	(29,767)
Other liabilities	(11,425)
Due to affiliates	(301)
Non-controlling interests related to joint ventures and preferred shareholders	(2,417)
Net Asset Value	$726,367
Number of outstanding common shares / units (1)	35,955,985

(1)Includes Class E Shares and Class E Units subject to redemption features, classified as redeemable common shares and redeemable non-controlling interests.
The following table provides a breakdown of our total NAV and NAV per common share/unit by class as of December 31, 2024:

Net asset value per share / unit	Class S shares	Class F-S shares	Class I shares	Class F-I shares	Class E shares (1)	Operating Partnership Units	Total
NAV	$51,211	$373,881	$21,373	$196,473	$82,924	$505	$726,367
Shares / units outstanding	2,540,134	18,504,342	1,060,070	9,723,315	4,103,124	25,000	35,955,985
NAV per share / unit	$20.1607	$20.2051	$20.1614	$20.2064	$20.2099	$20.2099	$20.2016
(1)Includes Class E shares subject to redemption features, classified as redeemable common shares.
The key assumption used to determine the valuations of our investments in real estate is the capitalization rate. As of December 31, 2024, the weighted-average capitalization rate for our industrial net lease properties was 7.1%. The table below shows how a change in the capitalization rate, assuming all other factors remain unchanged, would impact the value of our net lease industrial property investments.

Assumption	Hypothetical Change	Change to Value
Capitalization rate	0.25% Decrease	3.7%
(weighted average)	0.25% Increase	(3.4)%
In accordance with our Valuation Guidelines, investments in real estate are held at cost for up to three months following their acquisition. Once we determine a fair value for more than one retail property, we will include the key assumptions used in the determination of fair value for such property type and a sensitivity analysis related thereto.
The following table reconciles total shareholders' equity per our consolidated balance sheets to our NAV:

December 31, 2024
Total shareholders' equity	$650,797
Redeemable common shares	24,757
Redeemable non-controlling interests	505
Total shareholders' equity, redeemable common shares and redeemable non-controlling interests under GAAP	$676,059
Adjustments:
Accrued shareholder servicing fees	32,199
Advanced organizational expenses, offering costs and operating expenses	6,415
Accumulated depreciation and amortization	6,786
Unrealized net real estate appreciation	3,905
Unrealized real estate debt appreciation	748
Unrealized loss on secured debt	(440)
Current expected credit loss allowance	695
NAV	$726,367
The following details the adjustments to reconcile accounting principles generally accepted in the United States of America (“GAAP”) total shareholders’ equity to our NAV:
•Under GAAP, shareholder servicing fees are accrued upon the sale of Class S or Class F-S shares, while for NAV only the portion that is payable in the proceeding month is recognized.

•The Adviser agreed to advance organizational and offering expenses and certain operating expenses on our behalf through April 1, 2025. Such costs will be reimbursed to the Adviser on a pro-rata basis over a 60 month period beginning April 1, 2025. Amounts advanced by the Adviser will not impact NAV until we reimburse such amounts.
•We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV. For the purposes of calculating our NAV investments in real estate and borrowings are held at their fair values.
•We record our investments in real estate debt at amortized cost which includes an allowance for current expected credit losses and deferred fees in accordance with GAAP. For the purpose of calculating our NAV investments in real estate debt are held at their fair values.
•We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for the purpose of calculating NAV.
Distributions
We commenced our principal operations on April 1, 2024 and declared distributions for common shareholders of record as of the last business day of each month thereafter. Each class of our common shares received the same aggregate gross distribution per share, however the net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager. The following table summarizes net distributions declared to our common shareholders during the year ended December 31, 2024:

Record Date	Class S	Class F-S	Class I	Class F-I	Class E (1)
April 30, 2024	$—	$0.0691	$—	$0.0833	$0.0833
May 31, 2024	—	0.0691	—	0.0833	0.0833
June 28, 2024	—	0.0734	—	0.0876	0.0876
July 31, 2024	—	0.0734	—	0.0876	0.0876
August 30, 2024	0.0735	0.0735	0.0877	0.0877	0.0877
September 30, 2024	0.0737	0.0737	0.0879	0.0879	0.0879
October 31, 2024	0.0780	0.0780	0.0922	0.0922	0.0922
November 29, 2024	0.0865	0.0865	0.1007	0.1007	0.1007
December 31, 2024	0.0865	0.0865	0.1008	0.1008	0.1008
Total:	$0.3982	$0.6832	$0.4693	$0.8111	$0.8111
(1)Our non-controlling interests hold Class E units of the Operating Partnership and received per unit distributions equal to Class E shares.
For the year ended December 31, 2024, we declared net distributions of $20,780 the tax characteristics of which was 83% of ordinary income and 17% of return of capital.
The following table summarizes the payment character and sources of distributions paid and payable for the year ended December 31, 2024:

Distributions	Amount	Percentage
Payable in cash	$11,479	55%
Reinvested in shares	9,301	45%
Total distributions	$20,780	100%
Sources of Distributions
Cash flows from operating activities(1)	$20,780	100%
Total sources of distributions	$20,780	100%
(1)Cash flows from operations are calculated in accordance with GAAP and are $28,934 for the year ended December 31, 2024.

Unregistered Sales of Equity Securities

We are conducting the Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and applicable state securities laws. The below table details the common shares sold in the Offering (primary and distribution reinvestment plan):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration(10)
April 2024(1)	11,170,776	$224,290
May 2024(2)	4,705,655	94,637
June 2024(3)	5,997,286	120,424
July 2024(4)	5,894,789	118,320
August 2024(5)	2,272,517	45,696
September 2024(6)	1,360,653	27,444
October 2024(7)	1,063,536	21,451
November 2024(8)	1,085,208	21,927
December 2024(9)	1,192,360	24,085
Total:	34,742,780	$698,274
(1)Includes 6,076,341 of class F-S common shares, 3,702,750 of class F-I common shares and 1,391,685 of class E common shares.
(2)Includes 3,206,883 of class F-S common shares, 1,129,001 of class F-I common shares and 369,771 of class E common shares.
(3)Includes 4,526,354 of class F-S common shares, 1,130,446 of class F-I common shares and 340,486 of class E common shares.
(4)Includes 4,093,531 of class F-S common shares, 1,567,601 of class F-I common shares and 233,657 of class E common shares.
(5)Includes 402,664 of class S common shares, 415,626 of class F-S common shares, 228,901 of class I common shares, 1,087,913 of class F-I common shares and 137,413 of class E common shares.
(6)Includes 593,005 of class S common shares, 64,637 of class F-S common shares, 205,470 of class I common shares, 324,470 of class F-I common shares and 173,071 of class E common shares.
(7)Includes 529,283 of class S common shares, 43,220 of class F-S common shares, 172,074 of class I common shares, 261,808 of class F-I common shares and 57,151 of class E common shares.
(8)Includes 463,595 of class S common shares, 43,241 of class F-S common shares, 260,484 of class I common shares, 240,569 of class F-I common shares and 77,319 of class E common shares.
(9)Includes 551,589 of class S common shares, 48,105 of class F-S common shares, 193,142 of class I common shares, 281,256 of class F-I common shares and 118,268 of class E common shares.
(10)Includes upfront selling commissions for Class S and F-S common shares of $2,837.

On April 1, 2024, MSREI Holding, Inc. (“MSREI Holding”) purchased 1,225,000 Class E shares of the Company and the Special Limited Partner purchased 25,000 Class E Operating Partnership units, in each case, at a price per share/unit equal to $20.00. Each of the offers and sales of the shares/units described above was exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.
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
The table below sets forth common share repurchases by the Company during the year ended December 31, 2024 under the Share Repurchase Plan:

Repurchase Date:	Total Number of Common Shares Repurchased	Average Purchase Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(3)
September 30, 2024	24,433	$19.68	24,433	—
December 31, 2024	12,362	$19.76	12,362	—
On October 20, 2023, the Company was capitalized with a $1 investment by MSREI Holding at a purchase price of $20.00 per share. On March 28, 2024, the Company paid a distribution of $11 or $216.89 per common share to MSREI Holding. Immediately following such distribution, the Company repurchased all 50 shares from MSREI Holding at price per common share equal to $20.00.
(1)Repurchase prices for September 30, 2024 and December 31, 2024 were reflective of 98% of NAV per share as of August 31, 2024 and November 30, 2024, respectively, for each share class because the repurchased shares were not outstanding for at least one year as set forth in our share repurchase plan described above.
(2)Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.
(3)Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References herein to (i) “North Haven Net REIT,” the “Company,” “we,” “us,” or “our” refer to North Haven Net REIT and its subsidiaries and (ii) “Founder Share Classes” refer to, collectively, Class F-S shares and Class F-I shares together with certain other share classes, in each case, unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Dollars are in thousands, except for per share amounts.
Overview
We are a Maryland statutory trust formed on February 6, 2023. Our investment strategy is focused primarily on originating, acquiring, financing and managing a portfolio of high-quality commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, meaning essential to the continuance of their business operations. We will also prioritize investing in real estate sectors such as industrial (e-commerce), manufacturing (on-shoring and near-shoring) and healthcare (aging demographics). To a lesser extent, we invest in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities (“CMBS”), as well as other real estate-related securities (such as common and preferred stock of publicly traded real estate investment trusts (“REITs”) and other real estate companies) and loans (collectively referred to as, “CRE debt investments”).
We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
•Preserve and protect invested capital;

•Provide attractive current income in the form of predictable, stable cash distributions;
•Realize appreciation in net asset value (“NAV”) from differentiated sourcing, investment selection, structuring and proactive asset management; and
•Provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate and private credit funds with the potential for additional upside through real estate tax advantages and appreciation potential, and with potentially lower volatility than publicly-traded real estate companies.
We may not achieve our investment objectives. See “Item 1A. Risk Factors” in this Annual Report.
We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-K, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and plan to conduct our business primarily through our various subsidiaries. Commencing with our taxable year ended December 31, 2024, we intend to elect and qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.
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
As of December 31, 2024, we have received gross proceeds of $688,976 from the sale of our common shares and contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the net proceeds to make investments. We intend to continue selling shares on a monthly basis.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Annual Report on Form 10-K.
2024 Highlights
Capital Activity
•Raised gross proceeds of $688,976 for the year ended December 31, 2024, through the sale of our common shares.
Operating Results

•Declared monthly net distributions totaling $20,769 for the year ended December 31, 2024. The details of our total returns are shown in the following table:

	Class S	Class F-S	Class I	Class F-I	Class E
Annualized Distribution Rate(1)	N/A	5.15%	N/A	6.00%	6.00%
Inception-to-Date Total Return(2)(3)	2.66%	4.51%	3.02%	5.18%	5.20%
(1)The annualized distribution rate is calculated by annualizing the declared distributions per share as of December 31, 2024 and dividing by the NAV per share as of November 30, 2024. The inaugural monthly distribution for Class S and Class I were declared in August 2024 and the annualized distribution rates for each of those classes will be disclosed once distributions have been declared for two consecutive fiscal quarters. Refer to “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions” and “Note 11. Equity” for more information.
(2)Total return is calculated as the change in NAV per share from the date the first share of each respective class was sold through December 31, 2024, plus any distributions per share declared in the period and assumes reinvestment of distributions pursuant to the Company's distribution reinvestment plan. The inception dates for the Class F-S, F-I and E shares are April 1, 2024 and inception dates for Class S and I shares are August 1, 2024. We believe total return is a useful measure of our overall performance.
(3)Class S and Class F-S shares exclude upfront selling commissions. Inclusive of the maximum upfront selling commissions, the inception-to-date total return for Class S and Class F-S are -0.81% and 0.98%, respectively.
Investments and Financings
•Acquired 14 industrial properties and one retail property for an aggregate gross purchase price of $501,911. The acquisitions are consistent with our strategy of acquiring income-producing, mission-critical, single-tenant, net leased commercial properties.
•Originated a $75,660 floating-rate first mortgage loan secured by a healthcare facility in Naples, Florida, which was financed with a $50,300 floating rate secured note with the same maturity terms.
•Assumed two amortizing mortgage loans secured by two of our real estate investments with an aggregate principal balance of $61,668, a fixed rate of 4.02% and maturity of April 1, 2028.
Investment Portfolio
Investments in real estate
The following table provides information regarding our real estate investments as of December 31, 2024 (dollars and square feet in thousands):

Property Type	Market	Acquisition Date	Square Feet	Gross Asset Value (1)	Occupancy Rate (2)	Remaining Lease Term (Years)
Industrial	St. Louis, Missouri	December 2024	1,010	$70,219	100%	8.1
Industrial(3)	Boston, Massachusetts	June 2024	524	61,400	100%	15.0
Industrial	Kansas City, Kansas	October 2024	927	57,670	100%	7.2
Industrial(4)	Kansas City, Missouri	September 2024	468	46,420	100%	8.0
Industrial(3)	Boston, Massachusetts	June 2024	446	43,330	100%	15.0
Industrial	Bedford, Indiana	July 2024	401	41,080	100%	9.8
Industrial	Detroit, Michigan	August 2024	258	33,670	100%	8.8
Industrial	Bluffton, Indiana	December 2024	404	30,113	100%	10.9
Industrial	Norfolk, Virginia	February 2024	154	29,360	100%	15.3
Retail	Phoenix, Arizona	September 2024	109	25,990	100%	24.8
Industrial	Cleveland, Ohio	December 2024	216	21,876	100%	10.3
Industrial	Charlotte, North Carolina	June 2024	239	16,730	100%	14.1
Industrial	Hartford, Connecticut	November 2024	111	11,730	100%	5.2
Industrial	Panama City, Florida	November 2024	40	8,177	100%	8.8
Industrial	Canton, Ohio	November 2024	41	8,105	100%	9.8
Totals:			5,348	$505,870		11.3

(1)Based on fair value as of December 31, 2024.
(2)Occupancy rate includes all leased square footage as of December 31, 2024.
(3)Remaining lease term assumes the exercise of the extension options that are for materially below market rents.
(4)The Company owns 95% of this property through a consolidated joint-venture.
Investments in real estate debt
The following table provides information regarding our investment in real estate debt as of December 31, 2024:

Loan Type	Commitment	Face Amount	Carrying Value	Coupon(1)	Maturity Date	Property Type	Location
First mortgage	$76,160	$75,660	$74,217	S + 4.15%	1/1/2028	Healthcare	Naples, FL
(1)Represents the one-month Secured Overnight Financing Rate (“SOFR”), which was 4.50% as of December 31, 2024.
Key Components of Our Results from Operations
The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2024, and from October 20, 2023 (the “Date of Initial Capitalization”) through December 31, 2023. The Company did not have any investments during the Date of Initial Capitalization through December 31, 2023.

	For the Year Ended	From the Date of Initial Capitalization through	$
	December 31, 2024	December 31, 2023	Change
Revenues
Rental revenue	$14,666	$—	$14,666
Total revenues	$14,666	$—	$14,666
Expenses
Rental property operating	$1,195	$—	$1,195
Depreciation and amortization	7,657	—	7,657
General and administrative	4,316	—	4,316
Organizational costs	1,920	—	1,920
Total expenses	$15,088	$—	$15,088
Other income (expenses)
Other income	$15,008	$—	$15,008
Interest expense	(2,316)	(69)	(2,247)
Current expected credit loss allowance	(695)	—	(695)
Total other income (expenses)	$11,997	$(69)	$12,066
Net income (loss)	$11,575	$(69)	$11,644
Net income attributable to non-controlling interests	$30	$—	$30
Net income (loss) attributable to common shareholders	$11,545	$(69)	$11,614
Rental Revenue
During the year ended December 31, 2024, we recorded rental revenue of $14,666 from our tenants in connection with our investments in real estate. The Company did not have rental revenue from the Date of Initial Capitalization through December 31, 2023 because it did not hold any investments in real estate during that period.
Rental Property Operating
During the year ended December 31, 2024, we recorded operating expenses in connection with our investments in real estate $1,195, which generally consisted of property taxes, insurance and property maintenance. The Company did not have rental property operating expenses from the Date of Initial Capitalization through December 31, 2023 because it did not hold any investments in real estate during that period. These expenses are generally reimbursable by our tenants and those reimbursements are recorded as a component of rental revenue.
Depreciation and Amortization
During the year ended December 31, 2024, we recorded depreciation and amortization of $7,657 comprised of $4,855 of depreciation on our investments in real estate and $2,802 of amortization on our intangible assets and liabilities. The Company did not have depreciation and amortization from the Date of Initial Capitalization through December 31, 2023 because it did not hold any investments in real estate or related intangible assets or liabilities during that period.
General and Administrative Costs
During the year ended December 31, 2024, the Company recorded $4,316 in general and administrative expenses, primarily consisting of professional services, insurance and transfer agency. These costs are inclusive of amounts incurred prior to the Company's commencement of principal operations on April 1, 2024. There were no general and administrative expenses recorded from the Date of Initial Capitalization through December 31, 2023 because these expenses were not recorded in the consolidated statements of operations until April 1, 2024.
Organizational Costs
The Adviser has agreed to advance organizational costs and certain operating expenses on the behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. During the year ended December 31, 2024, the Company recorded $1,920 in organizational costs. These costs are inclusive of amounts incurred prior to the Company's commencement of principal operations on April 1, 2024. There were no organizational costs recorded from the Date of Initial Capitalization through December 31, 2023 because these expenses were not recorded in the consolidated statements of operations until April 1, 2024.
Other Income
During the year ended December 31, 2024, the Company earned $15,008 in other income, which is comprised of $14,631 in interest income generated on our cash and cash equivalents and $377 in interest related to our investment in real estate debt. The Company did not record any income from the Date of Initial Capitalization through December 31, 2023 because its principal operations did not commence until April 1, 2024.
Interest Expense
Interest expense increased by $2,247 for the year ended December 31, 2024 compared to the Date of Initial Capitalization through December 31, 2023, due to a higher average principal balance on secured debt during the year ended December 31, 2024. The $69 of interest expense incurred by the Company during the Date of Initial Capitalization through December 31, 2023 was related to the Warehouse Funding Facility (see “Note 9. Related Party Transactions”), which was repaid and terminated on April 1, 2024.
Current Expected Credit Loss Allowance
During the year ended December 31, 2024, the Company recorded an allowance for current expected credit losses of $695 in connection with its investment in real estate debt. The Company did not hold any investments in real estate debt during the Date of Initial Capitalization through December 31, 2023 and no allowance for current expected credit losses was recorded during that period.
Financial Condition, Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business with $291,338 in cash, cash equivalents and restricted cash as of December 31, 2024. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) financing arrangements and (iv) any future offerings of our equity or debt securities.

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
Capital Resources
As of December 31, 2024, the Company has two amortizing mortgage loans secured by two of its real estate investments with an aggregate principal balance of $61,115, a fixed rate of 4.02% and maturity of April 1, 2028.
On December 17, 2024, the Company obtained a loan secured by its investment in real estate debt (the “Secured Note”) with a principal balance of $50,300. The Secured Note has a maximum borrowing amount of $50,625, bears interest at SOFR + 2.00% and has a maturity date of January 1, 2028, with two one-year extension options, which are the same maturity terms as the investment in real estate debt that secures the note.
Cash Flows
Cash flows from operating activities were $28,934 for the year ended December 31, 2024, primarily as a result of rental income generated on our investments in real estate and interest income generated on our cash and cash equivalents.
Cash flows used in investing activities were $513,682 for the year ended December 31, 2024, relating to the acquisition of our investments in real estate and real estate debt.
Cash flows from financing activities were $748,835 for the year ended December 31, 2024, primarily relating to proceeds from the Offering and secured debt.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements in this for further descriptions of the below accounting policies.
Investments in Real Estate
We expect that most of our acquisitions will qualify as asset acquisitions rather than business combinations pursuant to the Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets and assumed liabilities (including land, buildings, above- and below-market leases, acquired in-place leases, and other identified intangible assets and assumed liabilities) and we allocate the purchase price to them, on a relative fair value basis. The most significant portion of the allocation is generally to building and land and requires the use of market-based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends, and market and economic conditions.
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
Impairment of Investment in Unconsolidated Joint Ventures
We analyze our investment in unconsolidated joint ventures for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investment in unconsolidated affiliates.
Current Expected Credit Loss
The current expected credit loss allowance (“CECL Allowance”) is an allowance for losses required under ASC Topic 326, “Financial Instruments—Credit Losses,” (“ASC 326”), which reflects our current estimate of potential credit losses related to our investments in real estate debt included in our consolidated balance sheets as a reduction of the carrying value of the investments. Changes to the CECL Allowance is recognized through net income on our consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL Allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. ASC 326 requires that all financial instruments within its scope have some amount of loss allowance regardless of credit quality, subordinate capital or other mitigating factors.
As of December 31, 2024, we had one investment in real estate debt and we estimated our CECL Allowance using the Weighted-Average Remaining Maturity (“WARM Method”), which FASB Staff Q&A Topic 326, No. 1 lists as an acceptable methodology for such estimation. Under the WARM Method we determine an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to our investments in real estate debt over their expected remaining term.
Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. We complied relevant historical loan loss reference data from an affiliate of our Adviser and third-party sources. Within this data, we focused our historical loss reference calculations on the subset of data most relevant to our one investment in real estate debt as of December 31, 2024. The metrics we considered include asset type, geography and origination loan-to-value. We believe this historical loan loss reference data is the most relevant, available and comparable dataset to our portfolio.
Accrued interest related to our investments in real estate debt are excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.
In accordance with ASC 326, our CECL Allowance is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the real estate securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to our Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2024.
Recent Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The primary components of our market risk are related to interest rates, credit spreads, credit, market values, liquidity and foreign currency exchange rates. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.
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
As of December 31, 2024, we held one $75,660 investment in real estate debt financed by a $50,300 secured note. This investment in real estate debt and the related financing are floating-rate and indexed to SOFR, thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. For the year ended December 31, 2024, a 50 basis point increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $127.
Credit Spread Risk
Credit spread risk is the risk that interest rate spreads between two different financial instruments will change. In general, U.S. fixed-rate commercial mortgage loans and CMBS are priced based on a spread to U.S. Treasury securities or interest rate swaps. We will generally benefit if credit spreads narrow during the time that we hold a portfolio of mortgage loans, CMBS and/or collateralized loan obligations (“CLO”) investments, and we may experience losses if credit spreads widen during the time that we hold a portfolio of mortgage loans, CMBS and/or CLO investments. We actively monitor our exposure to changes in credit spreads and we may enter into credit total return swaps or take positions in other credit-related derivative instruments to moderate our exposure to losses associated with a widening of credit spreads.
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
We are exposed to credit risk in our investments with respect to a borrower’s ability to make required debt service payments to us and repay the unpaid principal balance in accordance with the terms of the loan agreement. We manage this risk by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and the underlying credit quality, including subordination and diversification, of our investments on an ongoing basis. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis taking into consideration a number of fundamental macro-economic factors such as gross domestic product, unemployment, interest rates, capital markets activity, retail sales, store closing/openings, corporate earnings, housing inventory, affordability and regional home price trends.
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

Liquidity Risk
Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so.
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

Item 8. Financial Statements and Supplementary Data
Index to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID NO 34)	91
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	92
Consolidated Statement of Operations for the Year ended December 31, 2024 and for the Period From October 20, 2023 (Date of Initial Capitalization) Through December 31, 2023	93
Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the Year Ended December 31, 2024 and for the Period From October 20, 2023 (Date of Initial Capitalization) Through December 31, 2023	94
Consolidated Statement of Cash Flows for the Year Ended December 31, 2024 and for the Period From October 20, 2023 (Date of Initial Capitalization) Through December 31, 2023	95
Notes to the Consolidated Financial Statements	97

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of North Haven Net REIT
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of North Haven Net REIT and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and for the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024, and for the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 24, 2025
We have served as the Company’s auditor since 2023.

NORTH HAVEN NET REIT
CONSOLIDATED BALANCE SHEETS
($ in thousands, except for share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$426,292	$-
Investments in real estate debt, net(2)	74,217	-
Cash and cash equivalents	261,571	27,251
Restricted cash	29,767	-
Intangible assets, net	94,582	-
Other assets	6,683	1,500
Total assets(1)	$893,112	$28,751

Liabilities
Secured debt, net	$108,359	$-
Warehouse funding facility (Note 9)	-	28,750
Due to affiliates	38,915	-
Subscriptions received in advance	29,767	-
Intangible liabilities, net	26,207	-
Other liabilities	11,425	69
Total liabilities(1)	214,673	28,819

Commitments and contingencies (Note 14)	-	-
Redeemable common shares, par value Class E shares, $0.01 per share, 1,225,000 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively (Note 8)	24,757	-
Redeemable non-controlling interests (Note 8)	505	-

Shareholders' equity (deficit)
Common shares, par value $0.01 per share, 34,705,985 and 50 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively (Note 11)	347	0
Additional paid-in capital	659,755	1
Accumulated deficit and cumulative distributions	(9,305)	(69)
Total shareholders' equity (deficit)	650,797	(68)
Non-controlling interests in third-party ventures	2,255	-
Non-controlling interest attributable to preferred shareholders	125	-
Total equity (deficit)	653,177	(68)
Total liabilities and shareholders' equity (deficit)	$893,112	$28,751
(1)As of December 31, 2024, the consolidated balance sheet include assets of a consolidated variable interest entity (“VIE”) of $46,538, which can only be used to settle the obligations of the VIE, and liabilities of $1,436, which includes third-party liabilities for which the creditors or beneficial interest holders do not have recourse against us.
(2)Net of a current expected credit loss allowance of $695.

The accompanying notes are an integral part of the consolidated financial statements.

NORTH HAVEN NET REIT
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except for share and per share data)

	For the Year Ended December 31, 2024	For the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023
Revenues
Rental revenue	$14,666	$—
Total revenues	$14,666	$—

Expenses
Rental property operating	$1,195	$—
Depreciation and amortization	7,657	—
General and administrative	4,316	—
Organizational costs	1,920	—
Total expenses	$15,088	$—

Other income (expenses)
Other income	$15,008	$—
Interest expense	(2,316)	(69)
Increase in current expected credit loss allowance	(695)	—
Total other income (expenses)	$11,997	$(69)
Net income (loss)	$11,575	$(69)
Net income attributable to non-controlling interests in Operating Partnership unit holders	$10	$—
Net income attributable to non-controlling interests in third-party ventures	$20	$—
Net income (loss) attributable to common shareholders	$11,545	$(69)
Net income (loss) per common share, basic and diluted	$0.55	$(1,390.00)
Weighted-average common shares outstanding, basic and diluted	20,834,342	50

The accompanying notes are an integral part of the consolidated financial statements.

NORTH HAVEN NET REIT
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
($ in thousands, except for share and per share data)

	Common Shares (Par Value)

	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity (Deficit)	Non-controlling interests in third party ventures and attributable to preferred shareholders	Total Equity (Deficit)
Balance at October 20, 2023 (Date of Initial Capitalization)	50	$—	$1	$—	$1	$—	$1
Net loss	—	—	—	(69)	(69)	—	(69)
Balance at December 31, 2023	50	$—	$1	$(69)	$(68)	$—	$(68)
Common shares issued	34,279,860	342	688,634	—	688,976	—	688,976
Common shares repurchased (Refer to Note 11 - Equity for gross per share)	(36,845)	—	(726)	—	(726)	—	(726)
Amortization of restricted share grants	—	—	59	—	59	—	59
Offering costs	—	—	(37,237)	—	(37,237)	—	(37,237)
Distribution reinvestment	462,920	5	9,297	—	9,302	—	9,302
Distributions declared on common shares (Refer to Note 11 - Equity for gross per share)	—	—	—	(20,769)	(20,769)	—	(20,769)
Net income ($10 allocated to redeemable non-controlling interests)	—	—	—	11,545	11,545	20	11,565
Distributions declared prior to principal operations commencement ($216.89 gross per share)	—	—	—	(11)	(11)	—	(11)
Distributions declared to preferred shareholders	—	—	—	(1)	(1)	—	(1)
Net contributions from non-controlling interests	—	—	—	—	—	2,360	2,360
Allocation to redeemable common shares	—	—	(257)	—	(257)	—	(257)
Allocation to redeemable non-controlling interests	—	—	(16)	—	(16)	—	(16)
Balance at December 31, 2024	34,705,985	$347	$659,755	$(9,305)	$650,797	$2,380	$653,177

The accompanying notes are an integral part of the consolidated financial statements.

NORTH HAVEN NET REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

	For the Year Ended December 31, 2024	For the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023
Cash flows from operating activities:
Net income (loss)	$11,575	$(69)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Straight-line rent adjustment	(940)	—
Amortization of above- and below- market lease, net	(388)	—
Depreciation and amortization	7,657	—
Amortization of discount on mortgage loans	457	—
Amortization of real estate debt origination fees	(14)	—
Amortization of deferred financing costs	7	—
Amortization of restricted share grants	59	—
Current expected credit loss allowance	695	—
Changes in assets and liabilities
Other assets	(1,936)	—
Other liabilities	5,585	69
Due to affiliates	6,177	—
Net cash provided by operating activities	$28,934	$—
Cash flows from investing activities:
Acquisition of real estate	$(437,307)	$—
Acquisition of real estate debt	(75,660)	—
Origination fees from real estate debt	762	—
Investment in unconsolidated joint venture	(1,202)	—
Capital improvements to real estate	(25)	—
Earnest money deposit	(250)	(1,500)
Net cash used in investing activities	$(513,682)	$(1,500)
Cash flows from financing activities:
Proceeds from issuance of common shares	$688,976	$—
Proceeds from issuance of preferred shares	125	—
Subscriptions received in advance	29,767	—
Proceeds from issuance of redeemable common shares	24,500	—
Proceeds from issuance of operating partnership units	500	—
Repurchase of common shares	(482)	—
Proceeds from secured notes	50,300
Payment of offering costs	(4,500)	—
Payment of deferred financing costs	(518)	—
Earnest money deposit attributable to secured debt	(2,355)	—
Borrowings under the warehouse funding facility	—	28,750
Repayment of the warehouse funding facility	(28,750)	—
Repayment of mortgage loans	(553)	—

Payment of distributions to common shareholders	(8,146)	—
Payment of distributions prior to principal operations commencement	(11)	—
Payment of distributions to operating partnership units	(18)	—
Net cash provided by financing activities	$748,835	$28,750
Net change in cash, cash equivalents, and restricted cash	$264,087	$27,250
Cash and cash equivalents at the beginning of the period	27,251	1
Cash, cash equivalents, and restricted cash at the end of the period	$291,338	$27,251

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$261,571	$27,251
Restricted cash	29,767	—
Total cash, cash equivalents and restricted cash	$291,338	$27,251

Supplemental disclosure:

Interest paid	$1,608	$—

Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans	$58,667	$—
Distribution reinvestment	$9,302	$—
Accrued distributions for common shareholders	$3,321	$—
Accrued distributions for redeemable non-controlling interests	$3	$—
Accrued shareholder servicing fees	$32,500	$—
Accrued offering costs	$238	$—
Accrued share repurchases	$244	$—
Allocation to redeemable common shares	$257	$—
Allocation to redeemable non-controlling interests	$16	$—
Allocation to non-controlling interests in third party ventures	$20	$—
Net contributions from third party non-controlling interests	$2,235	$—

The accompanying notes are an integral part of the consolidated financial statements.

NORTH HAVEN NET REIT
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except for share and per share data)
1.Organization and Business Purpose
North Haven Net REIT (“we,” “us,” “our,” and the “Company”) was formed on February 6, 2023, as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. The Company invests in net lease investments comprised of high-quality commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, meaning essential to the continuance of their business operations. The Company seeks to create a portfolio diversified across asset class, tenant industry, lease expiration and geography to attempt to mitigate credit risk concentration and volatility resulting from market conditions. In addition, to a lesser extent, the Company invests on a tactical basis in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities, as well as other real estate-related securities (such as common and preferred stock of publicly traded REITs and other real estate companies) and loans. The Company is externally managed by MSREF Real Estate Advisor, Inc. (the “Adviser”), a Delaware corporation and wholly-owned subsidiary of Morgan Stanley (NYSE: MS) (“Morgan Stanley”).
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
As of December 31, 2024, the Company owned 14 net lease investments in the industrial sector, one net lease investment in the retail sector and one investment in real estate debt.
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company, the Company's subsidiaries and joint ventures in which the Company has a controlling financial interests. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated balance sheet. Actual results could differ from those estimates. All intercompany balances and transactions have been eliminated in consolidation.
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
During the year ended December 31, 2024, the Company acquired a 95% interest in a joint venture, which is considered to be a VIE. The Company consolidates this entity because it is the primary beneficiary.
During the year ended December 31, 2024, the Company acquired $1,202 of a preferred equity interest in a joint venture, which is considered to be a VIE. The Company does not consolidate this entity because it is not the primary beneficiary. As of December 31, 2024, the Company's risk of loss with respect to this joint venture was limited to the carrying value of the investment.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of December 31, 2024, the Company held $245,000 in cash equivalents and did not hold cash equivalents as of December 31, 2023. Income generated on our cash and cash equivalents is recorded in the period in which it is earned under other income in the consolidated statements of operations.
Restricted Cash
Restricted cash consists of cash received for subscriptions prior to the date in which subscriptions are effective and shareholders are admitted into the Company. The Company’s restricted cash pertaining to subscriptions received in advance is $29,767 as of December 31, 2024 and is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. There was no restricted cash as of December 31, 2023, as the Company had not yet received subscriptions.
Investments in Real Estate
When acquiring a property, the Company determines whether the acquisition should be accounted for as a business combination or an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” For both a business combination and an asset acquisition, the Company records the identifiable assets acquired and liabilities assumed in the acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase and expenses acquisition-related costs as incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions. As of December 31, 2024, the Company owned 15 properties and each acquisition was accounted for as an asset acquisition.
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets and assumed liabilities (including land, buildings, above- and below-market leases, in-place leases, and other identified intangible assets and liabilities) and then allocates the purchase price to these acquired assets and assumed liabilities based on respective fair values. The Company bases its fair value assessments on cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends, and market and economic conditions. Assumed debt, if any, is recorded at fair value based on the present value of expected future payments.
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
Intangible lease assets and liabilities are recorded net of amortization on the Company’s consolidated balance sheets. The amortization of acquired above- and below-market leases is recorded to rental revenue in the Company’s consolidated statements of operations. The amortization of leasing commissions and leases in-place are recorded in depreciation and amortization in the Company’s consolidated statements of operations.
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
For the year ended December 31, 2024, the Company recognized depreciation expense of $4,855, which was recorded as depreciation and amortization in the consolidated statements of operations. There was no depreciation expense recognized by the Company in 2023.
Significant improvements to properties are capitalized within investments in real estate on the Company's consolidated balance sheets whereas repairs and maintenance are expensed as incurred and recorded in rental property operating expense in the Company’s consolidated statements of operations.
Real estate investments are evaluated for impairment on a quarterly basis. The Company considers the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate investment is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate investment over the estimated remaining holding period is less than the carrying value of such investment. An impairment charge is recorded equal to the excess of the carrying value of the real estate investment over the fair value. When determining the fair value of a real estate investment, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of December 31, 2024, the Company has not recorded any impairments on its investments in real estate.
Investment in Unconsolidated Joint Ventures
We account for our joint venture investment using the equity method of accounting when our interests represent a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when our interests do not represent a general partnership interest and we do not control the major operating and financial policies of the investment. This investment is initially recorded at cost as an investment in unconsolidated joint ventures and is subsequently adjusted for our share of earnings and cash contributions and distributions. To the extent our cost basis at formation of the joint venture is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in our share of equity in earnings of unconsolidated joint ventures.

We analyze our investment in unconsolidated joint ventures for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates. As of December 31, 2024, the Company has not recorded any impairments on its investment in unconsolidated joint ventures.
Redeemable Common Shares
We classify common shares held by an affiliate of the Company as redeemable common shares on our consolidated balance sheets at redemption value. Redemption value is determined based on the Company's NAV per share of the applicable share class as of the reporting date. Changes in the value of redeemable common shares are recorded to additional paid-in capital.
Revenue Recognition
The Company’s primary source of revenues is rental revenue, which is accounted for under ASC 842, “Leases.” Rental revenue primarily consists of fixed contractual base rent, and, to a lesser extent tenant reimbursements, arising from tenant operating leases at our properties. Rent under leases where collection is deemed probable is recognized as revenue on a straight-line basis, including any determinable rent step-up or abatement provisions, over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Leases that are that are deemed uncollectible are recognized as a reduction to rental revenue through a reversal of deferred rent. Any future cash receipts on leases that are deemed uncollectible will be recorded as income on a cash basis. The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. The Company exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. As of December 31, 2024, all rent collection was deemed probable.
The Company's investments in real estate debt consists of one commercial mortgage loan secured by real estate and are classified as held-to-maturity. The Company recognizes interest income on this loan using the effective interest method. Upfront origination fees are deferred and recognized over the life of the loan as an adjustment to yield under the effective interest method. Interest income and amortization of upfront origination fees are recorded under other income in the consolidated statements of operations.
Loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments which are contractually due. When a loan is placed on non-accrual status, interest is only recognized when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments which are contractually due.
Current Expected Credit Losses
The current expected credit loss allowance (“CECL Allowance”) is an allowance for losses required under the ASC Topic 326, “Financial Instruments—Credit Losses” (“ASC 326”), which reflects the Company's current estimate of potential credit losses related to its investments in real estate debt included in its consolidated balance sheets as a reduction of the carrying value of the investments. Changes to the CECL Allowance is recognized through net income on the Company's consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL Allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. ASC 326 requires that all financial instruments within its scope have some amount of loss allowance regardless of credit quality, subordinate capital or other mitigating factors.
As of December 31, 2024, the Company had one investment in real estate debt and the CECL Allowance was estimated using the Weighted-Average Remaining Maturity (“WARM Method”). Under the WARM Method, the Company determines an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to its investments in real estate debt over their expected remaining term.

Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. The Company compiled relevant historical loan loss reference data from an affiliate of the Adviser and third-party sources. Within this data, the Company focused our historical loss reference calculations on the subset of data most relevant to its one investment in real estate debt as of December 31, 2024. The metrics considered by the Company include asset type, geography and origination loan-to-value. The Company believes this historical loan loss reference data is the most relevant, available and comparable dataset to its portfolio. In the future, the Company may use other acceptable methods, such as a probability-of-default/loss-given-default method.
Accrued interest related to the Company's investments in real estate debt are excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.
Estimation of Economic Conditions
In accordance with ASC 326, the CECL Allowance is adjusted to reflect the Company's estimation of the current and future economic conditions that impact the performance of the real estate securing its loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company's loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to the Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting the Company's portfolio could vary significantly from the estimates it made as of December 31, 2024.
Deferred Financing Costs
Costs incurred in connection with financings are capitalized and amortized over the non-cancelable financing term and are recorded as a component of interest expense within the consolidated statements of operations. The deferred unamortized financing costs are recorded as a reduction to the carrying amount of the respective secured debt on the consolidated balance sheets.
Income Taxes
The Company intends to make an election to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2024. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.
The Company had no deferred tax asset or liability as of December 31, 2024 or December 31, 2023. For the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023 and for the year ended December 31, 2024, there were no unrecognized tax benefits. The Company is subject to federal , state and local income tax examinations by taxing authorities for 2023-2024.
Earnings per Share
Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. The Company does not have any dilutive securities outstanding that would cause the basic earnings per share and diluted earnings per share to differ.
Organization and Offering Expenses
The Adviser has agreed to advance certain organization and offering expenses on behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025.

As of December 31, 2024, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2,158, which is recorded as due to affiliates on the Company's consolidated balance sheets. As of December 31, 2023, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $1,800, however these organizational and offering expenses were not recorded in the accompanying consolidated financial statements because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.
Organizational expenses are expensed as incurred, and offering expenses are charged to equity. For the year ended December 31, 2024, the Company recorded organizational expenses of $1,920 in its consolidated statements of operations.
Operating Expenses
The Adviser has agreed to advance certain operating expenses on behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025.
As of December 31, 2024, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $4,257, which is recorded as due to affiliates on the Company's consolidated balance sheets. As of December 31, 2023, the Adviser and its affiliates has incurred operating expenses on the Company’s behalf of approximately $46, but these operating expenses were not recorded in the accompanying consolidated financial statements because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.
Operating expenses are expensed in the period in which they are incurred. For the year ended December 31, 2024, the Company recorded operating expenses of $4,211 as a component of general and administrative expenses in its consolidated statements of operations.
Share-Based Compensation
The Company compensates each of its non-employee trustees on our board of trustees who are not affiliated with Morgan Stanley with an annual retainer of restricted Class E shares as part of their compensation for services on its board of trustees. See “Note 11. Equity” for additional information regarding share-based compensation. Compensation cost related to restricted common shares issued is measured at its fair value on the grant date and amortized into expense over the vesting period on a straight-line basis.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards and pronouncements issued by the Financial Accounting Standards Board (“FASB”).
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures” (“Topic 280”). Topic 280 enhances disclosures of significant segment expenses and other segment items regularly provided to the CODM, extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. The amendments are effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption to all periods presented is required, and early adoption of the amendments is permitted. The Company adopted this accounting standard, but there is no material impact to its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“Topic 740”). Topic 740 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income (loss) from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). Topic 740 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220-40): Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“Topic 220-40”). Topic 220-40 requires the disaggregation of expenses into required categories in disclosures within the footnotes of the financial statements. The FASB identified the required expense categories as: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. The guidance is effective for annual periods beginning after December 15, 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this new guidance on our financial statement disclosures.
3.Investments in Real Estate, net
Investments in real estate, net consisted of the following:

December 31, 2024
Building and building improvements	$340,648
Land and land improvements	50,165
Site improvements	40,334
Total	431,147
Accumulated depreciation	(4,855)
Investments in real estate, net	$426,292
As of December 31, 2023, the Company did not hold any investments in real estate.
Acquisitions
The following table details the acquisition values, including capitalized costs, property types and total rentable square feet for acquisitions made by the Company during the year ended December 31, 2024:

Property Type	Acquisition value	Number of properties	Square feet (in thousands)
Industrial	$476,003	14	5,239
Retail	25,908	1	109
Total:	$501,911	15	5,348
One of the Company's acquisitions made during the year ended December 31, 2024 was a 95% interest in a joint venture of which the Company is the primary beneficiary and consolidated within the Company's consolidated financial statements. The 5% minority interest held by the Company's joint venture partner is $2,255 and is recorded as non-controlling interests on the consolidated balance sheets.
The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2024:

Amount
Building and building improvements	$340,648
Land and land improvements	50,165
Site improvements	40,309
In-place leases	75,677
Leasing commissions	15,766
Above-market lease	6,256
Below-market lease	(26,910)
Total purchase price	$501,911
Assumed borrowings (1)	(58,667)
Net purchase price	$443,244
(1)Refer to “Note 6. Secured Debt, net” for more information on mortgage loans assumed.
Acquisition-related intangible assets and liabilities are recorded in intangible assets, net and intangible liabilities, net, respectively, on the consolidated balance sheets.
4.Investments in Real Estate Debt, Net
The following table details the Company's investment in real estate debt as of December 31, 2024:

Loan Type	Principal Balance	Deferred Fees	Carrying Value	Coupon (1)	Maturity Date	Property Type	Location
First mortgage	$75,660	$748	$74,217	S + 4.15%	1/1/2028	Healthcare	Naples, FL
(1)Represents the one-month SOFR, which was 4.50% as of December 31, 2024.
CECL Allowance
During the year ended December 31, 2024, the Company recorded a CECL Allowance of $695 on its investment in real estate debt. During the year ended December 31, 2024, the Company did not record any charge-offs, recoveries and there were no delinquencies related to its investments in real estate debt.
There was no CECL Allowance recorded from the Date of Initial Capitalization through December 31, 2023 because the Company held no investments in real estate debt during that period.
5.Intangibles
The following table summarizes the identified intangible assets as of December 31, 2024:

Intangible assets:	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)
In-place leases	$75,677	$(2,270)	$73,407	12.8
Leasing commissions	15,766	(532)	15,234	10.1
Above-market lease	6,256	(315)	5,941	12.6
Total intangible assets:	$97,699	$(3,117)	$94,582	12.4
The Company did not have any intangible assets as of December 31, 2023.

During the year ended December 31, 2024, the Company recognized $2,802 of amortization related to its in-place lease intangible assets and leasing commissions which is recorded as a component of depreciation and amortization in the consolidated statement of operations.
During the year ended December 31, 2024, $315 of amortization related to above-market lease intangible assets is recorded as a decrease to rental revenue in the consolidated statements of operations.
The following table summarizes the identified intangible liabilities as of December 31, 2024:

Intangible liabilities:	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)
Below-market lease	$26,910	$(703)	$26,207	16.8
Total intangible liabilities:	$26,910	$(703)	$26,207	16.8
The Company did not have any intangible liabilities as of December 31, 2023.
During the year ended December 31, 2024, $703 of amortization related to below-market lease intangible liabilities is recorded as an increase to rental revenue in the consolidated statements of operations.
The estimated future amortization of the Company’s intangible assets and liabilities for each of the next five years and thereafter as of December 31, 2024, is as follows:

Year	In-place leases	Leasing commissions	Above-market lease	Below-market lease
2025	$7,052	$1,751	$482	$1,729
2026	7,052	1,751	482	1,729
2027	7,052	1,751	482	1,729
2028	7,052	1,751	482	1,729
2029	7,052	1,751	482	1,729
Thereafter	38,147	6,479	3,531	17,562
Total	$73,407	$15,234	$5,941	$26,207
6.Secured Debt, net
Mortgage Loans
On June 6, 2024, the Company assumed two amortizing mortgage loans secured by two of its real estate investments with an aggregate principal balance of $61,668 (the “Mortgage Loans”). The Mortgage Loans bear interest at a fixed rate of 4.02% and mature on April 1, 2028. As of December 31, 2024, the Mortgage Loans had an aggregate principal balance of $61,115, with a carrying value of $58,570, net of an acquisition discount of $2,545. The Company did not hold the Mortgage Loans as of December 31, 2023.
During the year ended December 31, 2024, the Company incurred interest of $1,889 related to the Mortgage Loans, inclusive of $457 of discount amortization, recorded as interest expense in the consolidated statements of operations.
Secured Note
On December 17, 2024, the Company obtained a loan secured by its investment in real estate debt (the “Secured Note”) with a principal balance of $50,300. The Secured Note bears interest at SOFR + 2.00% and has a maturity date of January 1, 2028 with two one-year extension options, which are the same maturity terms as the investment in real estate debt that secures the note. As of December 31, 2024, the Secured Note has a principal balance of $50,300 and an amortized cost basis of $49,789, net of deferred financing costs of $511. As of December 31, 2024, SOFR was equal to 4.50%. The Company did not hold any Secured Notes as of December 31, 2023.

During the year ended December 31, 2024, the Company incurred interest of $143 related to the Secured Notes, inclusive of $7 of deferred financing cost amortization, recorded as interest expense in the consolidated statements of operations.
As of December 31, 2024, the Company was in compliance with all of its covenants related to the Mortgage Loans and Secured Notes.
The following table summarizes the future principal payments due under our secured debt, based on their maturities assuming all extension options have been exercised, as of December 31, 2024:

Year	Amount
2025	$1,148
2026	1,196
2027	1,246
2028	57,525
2029	—
Thereafter	50,300
Total:	$111,415
7.Other Assets and Other Liabilities
The following table details the components of the Company's other assets at the dates indicated:

	December 31, 2024	December 31, 2023
Earnest money deposit	$2,605	$1,500
Tenant receivables	1,572	-
Investment in unconsolidated joint ventures	1,202	-
Straight-line rent receivables	940	-
Other	364	-
Total other assets	$6,683	$1,500
The following table details the components of the Company's other liabilities at the dates indicated:

	December 31, 2024	December 31, 2023
Distribution payable	$3,324	$-
Accrued property expenses	2,622	-
Due to tenants	2,335	-
Unearned rental income	2,031	-
Other	1,113	69
Total other liabilities	$11,425	$69
8.Redeemable Common Shares and Non-Controlling Interests
On April 1, 2024, MSREI Holding, Inc., an affiliate of the Adviser (“MSREI Holding”) purchased 1,225,000 Class E shares of the Company and the Special Limited Partner purchased 25,000 Class E Operating Partnership units, in each case, at a price per share/unit equal to $20.00 (the “Morgan Stanley Equity Investment”). Each of the offers and sales of the shares/units described above was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.
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
As of December 31, 2024, Class E shares held by MSREI Holding and Class E units held by the Special Limited Partner pursuant to the Morgan Stanley Equity Investment are classified in mezzanine equity because the Company is required to repurchase or redeem, as applicable, these Class E shares / units upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed above).
The Class E shares held by MSREI Holding are classified as redeemable common shares on the Company's consolidated balance sheets. The following table summarizes the changes in the Company's outstanding redeemable common shares for the year ended December 31, 2024:

Year Ended December 31, 2024
Balance at the beginning of the year	—
Issuance of common shares	1,225,000
Ending Balance	1,225,000
Redeemable common shares are recorded at their redemption value, which is equivalent to fair value, of such Class E common shares at the end of each measurement period. As of December 31, 2024, there was an allocation of $257 to the redeemable common shares in connection with this fair value measurement.
The Class E Operating Partnership units held by the Special Limited Partner are classified as redeemable non-controlling interests on the Company's consolidated balance sheets. Redeemable non-controlling interests are recorded at the greater of their carrying amount, adjusted for their share of the allocation of income or loss and dividends, or their redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.
The following table details the activity of redeemable non-controlling interests related to the Special Limited Partner for the year ended December 31, 2024:

Year Ended December 31, 2024
Balance at the beginning of the year	$—
Issuance	500
GAAP income allocation	10
Distributions	(21)
Fair value allocation	16
Ending Balance	$505
9.Related Party Transactions
The following table details the components of due to affiliates:

December 31, 2024
Accrued shareholder servicing fees	$32,500
Advanced operating expenses	4,257
Advanced organizational and offering expenses	2,158
Due to affiliates	$38,915
There were no amounts recorded as due to affiliates as of December 31, 2023.
Organization and Offering Expenses
The Adviser has agreed to advance organization and offering expenses (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of Morgan Stanley Distribution, Inc., the dealer manager for the Offering (the “Dealer Manager”), in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) on the behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025. Such reimbursement may be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in the Company’s common shares or Operating Partnership units, the Company may repurchase such common shares or units from the Adviser at a later date.
As of December 31, 2024, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2,158, which is recorded as a liability on the Company's consolidated balance sheets. As of December 31, 2023, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $1,800, but these organizational and offering expenses were not recorded in the accompanying consolidated financial statements because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.
Organizational expenses are expensed as incurred, and offering expenses are be charged to equity. For the year ended December 31, 2024, the Company recorded organizational expenses of $1,920 in its consolidated statements of operations.
Operating Expenses
The Adviser has agreed to advance certain operating expenses on behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025.
As of December 31, 2024, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $4,257, which is recorded as a liability on the Company's consolidated balance sheets. As of December 31, 2023, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $46, but these operating expenses were not recorded in the accompanying consolidated financial statements because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.
Operating expenses are expensed in the period in which they are incurred. For the year ended December 31, 2024, the Company recorded operating expenses $4,211 as a component of general and administrative in its consolidated statements of operations.
Dealer Manager
On April 1, 2024, the Company entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager such that it will serve as the dealer manager for the Offering.

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class F-S share and Class S share sold in the Offering. For the year ended December 31, 2024, the Company incurred $2,837 in upfront selling commissions which are charged against additional paid-in-capital as offering costs.
The Company pays the Dealer Manager selling commissions equal to 0.85% per annum of the aggregate NAV of our outstanding Class F-S shares and Class S shares over time as shareholder servicing fees for ongoing services rendered to shareholders. Shareholder servicing fees are accrued upon the sale of Class F-S shares and Class S shares and are based upon our best estimate of aggregate fees payable. For the year ended December 31, 2024, the Company incurred $34,283 in shareholder servicing fees which are charged against additional paid-in-capital as offering costs.
There are no upfront selling commissions or shareholder servicing fees for Class I shares, Class F-I shares or Class E shares.
OP Agreement
On April 1, 2024, the Operating Partnership entered into the Amended and Restated Limited Partnership Agreement, by and among the Company, as the general partner, the Special Limited Partner, and the other limited partners party thereto from time to time.
Advisory Agreement
On April 1, 2024, the Company entered into the Advisory Agreement with the Operating Partnership and the Adviser. Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees.
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
The Company may retain certain of the Adviser’s affiliates, from time to time, for services relating to its investments or its operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below market rates. As of December 31, 2024 and 2023, the Company has not retained an affiliate of the Adviser for any such services.
Warehouse Funding Facility
On November 22, 2023, the Company, as borrower, and MSREI Holding, an affiliate of the Adviser, as lender, entered into a Warehouse Funding Facility (the “Warehouse Funding Facility”) with a maximum amount of $125,000 that generally bears interest at a variable rate based on the SOFR plus a spread based on the external cost typically used by Morgan Stanley to price funding for its business units and had a maturity date of May 22, 2025. As of December 31, 2023, the Warehouse Funding Facility had $28,750 of principal outstanding with an average all-in interest rate of 6.83%.
During the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023 and for the year ended December 31, 2024, the Company incurred interest of $69 and $284, respectively, recorded as interest expense in the consolidated statements of operations.
The Warehouse Funding Facility was repaid and terminated on April 1, 2024. There were no financial covenants associated with the Warehouse Funding Facility.
10.Leases
The Company’s rental revenue primarily consists of rent earned from operating leases in the Company’s net leased portfolio which consists of fixed annual rents that escalates annually throughout the term of the leases, and the tenants are generally responsible for all property-related expenses, including taxes, insurance, and maintenance. As of December 31, 2024, the Company's investments in real estate are leased to single tenants on a net lease basis. The Company did not have any properties as of December 31, 2023.
The following table details the components of operating lease income from the leases which the Company is the lessor:

Year Ended December 31, 2024
Fixed lease payments	$12,000
Variable lease payments (1)	1,338
Straight-line rent adjustment	940
Amortization of above- and below-market leases	388
Total rental revenue:	$14,666
(1)Consists of tenant reimbursements
The following table presents the undiscounted future minimum rents the Company expects to receive from its net lease properties classified as operating leases as of December 31, 2024:

Year	Future Minimum Rents
2025	$36,175
2026	36,951
2027	37,725
2028	38,519
2029	39,339
Thereafter	178,654
Total	$367,363
11.Equity
As of December 31, 2024, the Company was authorized to issue an unlimited number of shares classified as common shares of beneficial interest, par value $0.01 per share (“common shares”). On March 29, 2024, the Company amended its Declaration of Trust, pursuant to which the Company is authorized to issue an unlimited number of common shares, including an unlimited number of shares classified as Class T shares, Class F-T shares, Class S shares, Class F-S shares, Class D shares, Class F-D shares, Class I shares, Class F-I shares, and Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share (“preferred shares”). The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations.
The below table details the classes of common shares outstanding as of December 31, 2024:

Share Class	Shares Issued and Outstanding
Class S common shares, $0.01 par value per share	2,540,134
Class F-S common shares, $0.01 par value per share	18,504,342
Class I common shares, $0.01 par value per share	1,060,070
Class F-I common shares, $0.01 par value per share	9,723,315
Class E common shares, $0.01 par value per share	2,878,124
Total:	34,705,985
The table below details activity related to the Company's common share classes for the year ended December 31, 2024:

	Class S	Class F-S	Class I	Class F-I	Class E	Total
Beginning balance, December 31, 2023	—	—	—	—	—	—
Common shares issued	2,527,295	18,239,258	1,055,765	9,619,759	2,837,783	34,279,860
Dividend reinvested	12,839	278,680	4,305	106,056	61,040	462,920
Common shares repurchased	—	(13,596)	—	(2,500)	(20,699)	(36,795)
Ending balance, December 31, 2024	2,540,134	18,504,342	1,060,070	9,723,315	2,878,124	34,705,985
On March 28, 2024, the Company repurchased 50 common shares from MSREI Holding, an affiliate of the Company, for $20.00 per share. This repurchase occurred before the Company commenced operations and is not included within the table above.
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
During the year ended December 31, 2024, the aggregate proceeds used by the Company to repurchase shares were $269 for Class F-S shares, $49 for Class F-I shares and $408 for Class E shares. There were no shares repurchased in 2023.

Distributions
The table below details the Company's distribution per share for the Company's common share classes for the year ended December 31, 2024:

	Class S	Class F-S	Class I	Class F-I	Class E
Aggregate gross distributions declared per share	$0.4693	$0.8111	$0.4693	$0.8111	$0.8111
Shareholder servicing fee per share	(0.0711)	(0.1279)	—	—	—
Net distributions declared per share	$0.3982	$0.6832	$0.4693	$0.8111	$0.8111
On October 20, 2023, the Company was capitalized with a $1 investment by MSREI Holding at a purchase price of $20.00 per share. On March 28, 2024, the Company paid a distribution of $11 or $216.89 per common share to MSREI Holding. Immediately following such distribution, the Company repurchased all 50 shares from MSREI Holding at a price per common share equal to $20.00.
Share-Based Compensation
In April 2024, the Company's board of trustees were granted $79 in aggregate compensation in the form of 3,938 restricted Class E shares. The shares were issued at the most recent NAV per share of $20.00 and the shares, and their related distributions, are subject to a vesting period of one year. During the year ended December 31, 2024, the Company recognized $59 of compensation expense related to these grants recorded in general and administrative expense in the consolidated statements of operations. There was no share-based compensation expense recorded in 2023.
12.Fair Value of Financial Instruments
As of December 31, 2024 and 2023, all financial instruments and liabilities were reflected in our consolidated balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	Estimated fair value	Carrying value
Investments in real estate debt, net	$75,660	$74,217
Secured debt, net	$(108,342)	$(108,359)
The fair values of our investment in real estate debt and secured debt were determined in accordance with ASC Topic 820, “Fair Value Measurement” using level 3 inputs within the fair value hierarchy. Level 3 inputs are defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Due to inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.
The fair value of the investment in real estate debt is determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment. The fair value of the secured debt is calculated based on the net present value of payments over the term of the arrangements using estimated market rates for similar debt arrangements and remaining terms.
13.Economic Dependency
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
14.Commitments and Contingencies
As of December 31, 2024 and 2023, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of December 31, 2024, the Company had $7,226 of unfunded commitments related to its investment in unconsolidated joint ventures.
The timing and amounts of fundings are uncertain as these commitments relate to construction costs and expenditures, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investments in unconsolidated joint ventures.
15.Segment Information
Our principal business activity is the acquisition of real estate investments that are net leased to single tenants. Our Chief Financial Officer is the CODM and makes key operating decisions, evaluates financial results, and allocates resources based on our investment portfolio as a whole. Accordingly, we have a single operating and reportable segment and our CODM evaluates profitability using net income. All expense categories on the Consolidated Statements of Operations are significant and there are no significant segment expenses that require disclosure.
16.Subsequent Events
The following table details the shares issued subsequent to the end of the period through the date of this report:

Title of Securities	Number of Shares Sold	Aggregate Consideration (1)
Class S common shares	1,246,114	$25,274
Class I common shares	514,179	10,354
Class F-I common shares	469,223	9,487
Class E common shares	177,473	3,582
Total:	2,406,989	$48,697
(1)Class S common shares include aggregate upfront selling commissions of $182.
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Market	Number of Properties	Encumbrances	Land and Land Improvements	Buildings	Land and Land Improvements	Buildings	Land and Land Improvements	Buildings	Total	Accumulated Depreciation	Year Acquired
Industrial Properties
	St. Louis, MO	1	$—	$5,378	$55,096	$—	$—	$5,378	$55,096	$60,474	$—	2024
	Boston, MA	1	35,796	3,334	52,702	—	—	3,334	52,702	56,036	(1,265)	2024
	Kansas City, KS	1	—	3,736	50,123	—	—	3,736	50,123	53,859	(307)	2024
	Kansas City, MO	1	—	1,328	38,258	—	—	1,328	38,258	39,586	(383)	2024
	Boston, MA	1	25,319	6,925	29,335	—	—	6,925	29,335	36,260	(759)	2024
	Bedford, IN	1	—	2,132	30,819	—	—	2,132	30,819	32,951	(637)	2024
	Detroit, MI	1	—	2,075	26,053	—	—	2,075	26,053	28,128	(327)	2024
	Bluffton, IN	1	—	5,700	19,880	—	—	5,700	19,880	25,580	(64)	2024
	Norfolk, VA	1	—	5,431	14,436	—	25	5,431	14,461	19,892	(544)	2024
	Cleveland, OH	1	—	966	19,244	—	—	966	19,244	20,210	(45)	2024
	Charlotte, NC	1	—	2,306	11,781	—	—	2,306	11,781	14,087	(284)	2024
	Hartford, CT	1	—	2,085	8,014	—	—	2,085	8,014	10,099	(55)	2024
	Panama City, FL	1	—	1,035	6,009	—	—	1,035	6,009	7,044	(29)	2024
	Canton, OH	1	—	847	4,919	—	—	847	4,919	5,766	(25)	2024
Total Industrial Properties:		14	$61,115	$43,278	$366,669	$—	$25	$43,278	$366,694	$409,972	$(4,724)

Retail Property
	Phoenix, AZ	1	$—	$6,887	$14,288	$—	$—	$6,887	$14,288	$21,175	$(131)	2024

Portfolio Total		15	$61,115	$50,165	$380,957	$—	$25	$50,165	$380,982	$431,147	$(4,855)

The aggregate cost basis of our investments in real estate as of December 31, 2024 for U.S. federal income tax purposes was approximately $498,526 (unaudited).

December 31, 2024
Real Estate:
Balance at the beginning of the period:	$—
Additions during the period:
Land and land improvements	50,165
Buildings	380,982
Balance at the end of the period:	$431,147

Accumulated Depreciation:
Balance at the beginning of the period:	$—
Accumulated depreciation	(4,855)
Balance at the end of the period:	$(4,855)

Schedule IV — Mortgage Loans on Real Estate As of December 31, 2024

Description	Property Type	Location	Contractual Interest Rate	Maturity Date (1)	Periodic Payment	Principal Balance (2)	Carrying Value (3)(4)
Commercial mortgage loans individually >3%
Loan A	Healthcare	Naples, FL	SOFR + 4.15%	1/1/2030	Interest Only	$75,660	$74,217
(1)Assumes all extension options are exercised.
(2)No prior tax liens or delinquent interest.
(3)Net of a current expected credit loss allowance of $695
(4)Cost for federal income tax purposes is $74,912

Reconciliation of Carrying Value of Loans:	December 31, 2024
Balance at the beginning of the year:	$—
Loan fundings	75,660
Deferred fees	(748)
Current expected credit loss allowance	(695)
Balance at the end of the year:	$74,217

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Financial Officer (“CFO”) and Head of Capital Markets, and our Chief Accounting Officer (“CAO”) and Treasurer. Based upon this evaluation, our CFO and Head of Capital Markets, and our CAO and Treasurer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CFO and Head of Capital Markets, and our CAO and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

Report of Management on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None

Part III
Item 10. Directors, Executive Officers and Corporate Governance
We operate under the direction of our board of trustees, which currently consists of four trustees. Our board of trustees has retained the Adviser to manage the acquisition and dispositions of our investments, subject to the board of trustees’ supervision.
Board of Trustees and Executive Officers
Information regarding the board of trustees and executive officers are set forth below:

Name	Age	Position	Position Held Since
Lauren Hochfelder	47	Executive Chairperson and Trustee	2023
Douglas Armer	50	Chief Financial Officer and Head of Capital Markets	2023
Henry D'Alessandro	61	Head of Credit	2023
David Gross	40	Head of Acquisitions	2023
Christian Wenzel	47	Chief Legal Officer and Secretary	2023
John Calace	34	Chief Accounting Officer and Treasurer	2024
Craig R. Callen	69	Independent Trustee	2024
Kathleen Barthmaier	43	Independent Trustee	2024
Lawrence Schloss	70	Independent Trustee	2024

A majority of our entire board of trustees may change the number of trustees from time to time, provided that the total number is not less than 1 nor more than 15, unless our Bylaws are amended. Our Declaration of Trust provides that a majority of our trustees must be independent trustees, except for a period of up to 60 days after the death, removal or resignation of an independent trustee pending the election of a successor independent trustee. Our Declaration of Trust defines “independent trustee” as a trustee who (a) is not currently, and has not within the prior two years been, an officer, director or employee of Morgan Stanley or any of its affiliates (as defined under the BHCA and its implementing regulations), (b) after the Initial Trustee Election, was not nominated or proposed to be a trustee by Morgan Stanley or any of its affiliates (as defined under the BHCA and its implementing regulations), (c) is not an officer or employee of the Company or any subsidiary of the Company, (d) our board of trustees affirmatively determines has no material relationship with the Company and (e) otherwise satisfies the trustee independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time. Our board of trustees determined that each of Messrs. Callen and Schloss and Ms. Barthmaier are “independent trustees,” giving us a majority independent board of trustees.
For so long as Morgan Stanley or its affiliate acts as investment advisor to us, Morgan Stanley shall have the right to designate one trustee for election to our board of trustees. Furthermore, our board of trustees will be required to consult with Morgan Stanley in connection with filling of any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal for cause by shareholders in accordance with our Declaration of Trust).
Each trustee will serve until his or her resignation, removal, death or adjudication of legal incompetence. Although the number of trustees may be increased or decreased, a decrease may not shorten the term of any incumbent trustee. Any trustee may resign at any time or may be removed only for cause by the shareholders upon the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of trustees. In addition, any trustee may be removed, at any time, but only for “cause” by written instrument, signed by a majority of the trustees, specifying the date when such removal shall become effective. A vacancy on our board of trustees resulting from any cause other than removal for cause by our shareholders, may be filled only by a vote of a majority of the remaining trustees; provided, that if the trustee that ceases to serve as a trustee is an independent trustee, then the successor to such trustee shall be an independent trustee and shall be elected by a majority of the remaining independent trustees. A vacancy on our board of trustees resulting from removal by the shareholders may be filled only by the shareholders. “Cause” is defined in our Declaration of Trust as conviction of a felony or a final judgment of a court of competent jurisdiction holding that such trustee caused demonstrable, material harm to the Company through bad faith or active and deliberate dishonesty.
Our board of trustees will generally meet quarterly or more frequently if necessary. Our trustees are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as trustees, our trustees will rely heavily on the Adviser and on information provided by the Adviser. As part of our trustees’ duties, our board of trustees will supervise the relationship between us and the Adviser. Our board of trustees is empowered to approve the payment of compensation to trustees for services rendered to us.
Our board of trustees has adopted policies on investments and borrowings, the general terms of which are set forth in this Annual Report. Our board of trustees may revise these policies or establish further policies on investments and borrowings and will monitor our administrative procedures, investment operations and performance. Our board of trustees, including a majority of our independent trustees, intends to review our investment policies with sufficient frequency, and at least annually, to determine that they are in our best interest.
Biographical Information
Trustees
Our trustees have been divided into two groups—Independent Trustees and Non-Independent Trustee.
Non-Independent Trustee
Lauren Hochfelder has served as a member of our Board of Trustees since March 2024. Lauren Hochfelder is a Managing Director of Morgan Stanley, Executive Chairperson and Trustee of the Company, Co-Chief Executive Officer of MSREI and Head of MSREI Americas. Prior to her role as Co-Chief Executive Officer of MSREI, Ms. Hochfelder served as Deputy Chief Investment Officer of MSREI from 2019 until her Co-Chief Executive Officer appointment, and has served as Head of MSREI Americas since 2016. Ms. Hochfelder joined MSREI in 2000 and has been focused on investing on behalf of MSREI’s global value-add / opportunistic and regional core funds since then. She has over 23 years of investing experience. Ms. Hochfelder graduated magna cum laude and with distinction from Yale University with a B.A. in Ethics, Politics & Economics.
Ms. Hochfelder is valuable member of our board of trustees on account of her vast real estate experience and her leadership within Morgan Stanley and MSREI.
Independent Trustees
Craig R. Callen has served as a member of our Board of Trustees since March 2024. Mr. Callen has served on the board of directors of Omega Healthcare Investors, Inc. (NYSE:OHI) since 2013 and currently serves as Chairman of the Board of Directors of OHI and its Investment Committee and is a member of its Nominating & Governance and Audit Committees. Previously, Mr. Callen served as a director on the board of directors of HMS Holdings Inc. (NASDAQ:HMSY) until its sale in April 2021, where he was Chair of the Compensation Committee and the M&A Committee and sat on the Nominating & Governance Committee. Mr. Callen also previously served as a director on the board of directors of Symbion, Inc., a Crestview Partners portfolio company, where he was a Senior Advisor from 2009 until 2016. Crestview is a Private Equity firm with over $10.0 Billion under management. In addition, Mr. Callen served as a director on the boards of Kinetic Concepts, Inc. (NYSE:KCI) and Sunrise Senior Living (NYSE:SRZ).
Mr. Callen previously was Senior Vice President and Member of the Executive Committee and Office of the Chairman at Aetna, and, prior to that, Head of US Health Care Investment Banking at Credit Suisse and Co-Head of Health Care Investment Banking at Donaldson Lufkin & Jenrette.
Mr. Callen has had extensive experience on each of, Nominating & Governance, Audit, Compensation, M&A, Technology, Strategy, Investment and Independent Director’s Committees. As a result of his decades of experience working directly with and on corporate boards, he is acknowledged as a seasoned and constructive addition to complex problem solving in the boardroom. His professional career and board service experience with payers, providers, devices, HCIT, senior care, biologics and REITs, contributes to his informed perspective. He is a graduate of the Harvard Business

School and of Boston University. Mr. Callen currently serves in leadership positions as a Director or Trustee of multiple not for profit organizations.
Mr. Callen is a valuable member of our board of trustees on account of his financial and operating experience as an advisor, investment banker and board member in the healthcare industry and comprehensive experience in audit, accounting and financial reporting matters.
Kathleen (Katie) Barthmaier has served as a member of our Board of Trustees since March 2024. Ms. Barthmaier is a proven leader with twenty years of real estate investment, credit assessment and underwriting experience, primarily focused on sale leaseback and build to suit transactions. She expertly blends an entrepreneurial mindset with deliberate investment fundamentals to drive growth and manage risk. Ms. Barthmaier is currently a Private Investor and Advisor working with various companies on corporate strategic development and implementation. She was a Founder and the former CEO of GreenAcreage Real Estate Corp. (now NewLake Capital Partners Inc., OTCMKTS: NLCP), a REIT serving the cannabis industry. Ms. Barthmaier directly raised $141 million for GreenAcreage, fully invested it in under a year to create a diversified, best-in-class portfolio and architected the growth strategy for the company. Prior to GreenAcreage, Ms. Barthmaier was a Managing Director of Investments at W. P. Carey Inc. (NYSE: WPC), one of the leading and largest net lease REITs in the country, where she acquired over $2 billion in properties. Ms. Barthmaier graduated magna cum laude from the Wharton School at the University of Pennsylvania and was a Fulbright Scholar in Mexico City.
Ms. Barthmaier is valuable member of our board of trustees on account of her vast real estate investment, credit assessment and underwriting experience.
Lawrence Schloss has served as a member of our Board of Trustees since March 2024. Mr. Schloss has served as an independent trustee of Ares Private Markets Fund since 2023. Since 1990, Mr. Schloss has served as on the board of directors of the New York Police & Fire Widows' and Children's Benefit Fund and currently serves as the Vice Chairman of the Board of Directors. Since 2015, Mr. Schloss has served on the board of directors of Girls Who Invest and, from 2007 to 2022, served as a member of the Board of Administrators of Tulane University and is currently an Emeritus Administrator.
Previously, he was Senior Advisor at Marathon Asset Management, L.P. from 2018 to 2024. Before joining Marathon Asset Management, L.P., from November 2013 to March 2016, Mr. Schloss was the President of Angelo, Gordon & Co., L.P., a $26 billion alternative asset investment manager. Before joining Angelo, Gordon & Co., L.P., from 2010 to 2013, Mr. Schloss was the New York City Deputy Comptroller for Asset Management and Chief Investment Officer for the $145 billion New York City Retirement Systems. As a representative of the New York City Comptroller, he was appointed a trustee of The Teachers' Retirement System of the City of New York, The New York City Employees’ Retirement System, New York City Police Pension Fund and New York City Fire Pension Fund. Previously, from 2004 to 2010, he was Chief Executive Officer and co-founder of Diamond Castle Holdings, a private equity firm. Mr. Schloss was Global Head of Credit Suisse First Boston Private Equity, where he was responsible for $32 billion of alternative assets under management and a member of the Credit Suisse First Boston Executive Board. Mr. Schloss spent 22 years at Donaldson, Lufkin & Jenrette, from 1978 to 2000, rising to Chairman of DLJ Merchant Banking, investing in private equity, real estate, and mezzanine debt on four continents.
Mr. Schloss holds a B.A. degree from Tulane University and an M.B.A. degree from The Wharton School of the University of Pennsylvania.
Mr. Schloss is a valuable member of our board of trustees on account of his extensive experience in the investment management industry and prior service as a trustee/director on various boards of trustees/directors of public and private companies.
Executive Officers
Each officer holds office at the pleasure of our board of trustees until his or her successor is duly appointed and qualified or until their earlier death, resignation or removal. The biographical information for each of our executive officers is set forth below. Ms. Hochfelder’s biographical information is provided in “—Trustees and Executive Officers—Non-Independent Trustees” above.
Douglas Armer has served as our Chief Financial Officer and Head of Capital Markets since November 2023. Douglas Armer is a Managing Director of Morgan Stanley, and Chief Financial Officer and Head of Capital Markets of the

Company. Mr. Armer is a senior member of MSREI based in New York where he is responsible for capital markets and finance activities on the platform in the United States. Prior to joining Morgan Stanley in 2023, Mr. Armer was an Executive Vice President and Head of Capital Markets at Blackstone Mortgage Trust, Inc. as well as a Managing Director at Blackstone sitting on the Blackstone Real Estate Debt Strategies group investment committee and involved with capital markets management at Blackstone Real Estate Income Trust, Inc. (BREIT). Before joining Blackstone in 2012, Mr. Armer was a Managing Director at Capital Trust, Inc. where he handled Capital Trust’s capital markets and finance activities as well as regulatory matters. Prior to joining Capital Trust, Inc. in 2004, Mr. Armer was responsible for developing the India-based capital markets group of Global Realty Outsourcing. Previously Mr. Armer held positions in investment banking at Gerard Klauer Mattison and at PaineWebber Commercial Real Estate Securities. Mr. Armer holds a B.A. in Political Science, magna cum laude, from the University of Rochester, where he was inducted into the Phi Beta Kappa honor society. He is currently a trustee of Grace Church School in New York.
Henry (“Hank”) D’Alessandro has served as our Head of Credit since November 2023. Henry (“Hank”) D’Alessandro is a Managing Director of Morgan Stanley and Head of Credit of the Company. Hank is the Chief Investment Officer of the North Haven Credit Partners II, North Haven Credit Partners III and North Haven Senior Loan Fund. Hank serves as a Senior Advisor to North Haven Credit Partners IV. Hank is the Vice Chairman of Morgan Stanley's North America Private Credit team, a member of Morgan Stanley’s Private Credit and Equity Executive Committee, Conflicts of Interest and Franchise Committee and the Investment Management Investment Risk Working Group. Hank is a member of the North Haven Secured Private Credit Fund Investment Committee and the North Haven Tactical Value Investment Committee. He is based in New York. Hank joined Morgan Stanley in 1997 and most recently was Vice Chairman of North American Leveraged Acquisition Finance and Head of U.S. Financial Sponsor Leveraged Finance. He has more than 30 years of private credit investing and leveraged finance experience. Prior to joining Morgan Stanley, he was a Vice President at Chase Securities Inc. and an Audit Manager at KPMG Peat Marwick. Hank holds a B.S., Magna Cum Laude, from Seton Hall University and an MBA from Cornell University. He is Chairman of Seton Hall University’s Board of Regents and a member of its Board of Trustees. Hank is on the Board of Directors of Strata Worldwide and the New York Men’s Leadership Forum.
David Gross has served as our Head of Acquisitions since November 2023. David Gross is a Managing Director of Morgan Stanley and Head of Acquisitions of the Company. Mr. Gross is a senior investment professional of MSREI based in New York focused primarily on new investment activity across real estate sectors and strategies and on managing existing investments. Mr. Gross has led over $3 billion of real estate investments for MSREI across all major property types, including net lease, industrial, healthcare, and residential. Prior to joining Morgan Stanley in 2016, Mr. Gross worked at Lazard in its real estate investment banking division where he advised public and private real estate companies and REITs on a range of strategic alternatives, including M&A, leveraged buyouts, asset dispositions and sale-leaseback transactions. Prior to Lazard, Mr. Gross worked as an attorney at Simpson Thacher & Bartlett LLP where he represented institutional investors and private equity sponsors in complex commercial real estate acquisitions, developments, joint ventures and financings. Mr. Gross graduated with a J.D. from Harvard Law School and a B.A., summa cum laude, in Economics from New York University.
Christian Wenzel has served as our Chief Legal Officer since November 2024 and Secretary since November 2023. Christian Wenzel is an Executive Director in the Legal and Compliance Division within Morgan Stanley and Secretary of the Company. He joined Morgan Stanley in 2015 and is primarily responsible for internal legal coverage for various private investment funds within Global Real Assets (including the Company). Immediately prior to joining Morgan Stanley, Mr. Wenzel was an Executive Director in the Legal and Compliance Division of Citi Private Bank. Prior to that, he was an Associate within the Investment Management Group of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Wenzel received a J.D. from Vanderbilt University Law School where he was a Managing Editor of the Vanderbilt Law Review, and a dual B.A., summa cum laude, in Economics and Political Science from the University of New Hampshire. He is a member of the bar of the State of New York.
John Calace has served as our Chief Accounting Officer and Treasurer since April 2024. Mr. Calace is an Executive Director of Morgan Stanley. Mr. Calace is based in New York where he is responsible for accounting and financial oversight and reporting. Prior to joining Morgan Stanley in 2024, Mr. Calace was a Director of Finance at Apollo Global Management where he served as the Chief Financial Officer of Apollo Realty Income Solutions, Inc. Prior to joining Apollo, from June 2015 until June 2017, Mr. Calace focused on accounting and financial reporting for non-listed investment companies at Prospect Capital Management. Previously, he served as a financial statement auditor in PricewaterhouseCoopers LLP’s financial services group. Mr. Calace graduated from Hofstra University with a BBA in Accounting. He is a Certified Public Accountant in the State of New York.

Duties of Our Executive Officers
The individuals who serve as our executive officers have certain responsibilities arising from Maryland law and our Bylaws. These responsibilities include executing contracts and other instruments in our name and on our behalf and such other responsibilities as may be prescribed by our board of trustees from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their responsibilities, but they are not required to devote all of their time to us.
Code of Business Conduct
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our trustees, officers and employees (if any), and to all of the officers and employees of the Adviser, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions while they are performing services for us. Our Code of Business Conduct and Ethics, as it relates to those also covered by Morgan Stanley’s code of conduct, operates in conjunction with, and in addition to, Morgan Stanley’s code of conduct. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics.
Corporate Governance Guidelines
We have adopted corporate governance guidelines to advance the functioning of our board and the Audit Committee (as defined below) and to set forth the expectations of our board of trustees as to how it and any committees should perform its and their respective functions.
Committees
Our board of trustees is responsible for supervising our business. However, pursuant to our Declaration of Trust and Bylaws, our board of trustees may delegate some of its powers to one or more committees as deemed appropriate by our board of trustees, provided that each committee consists of at least a majority of independent trustees.
The board of trustees currently has an audit committee (the “Audit Committee”) and may form additional committees in the future.
Audit Committee
The Audit Committee is comprised of our three independent trustees. Mr. Callan, an independent trustee, serves as the chairperson of the Audit Committee. Our board of trustees has determined that Mr. Callen is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The charter sets forth the responsibilities of the Audit Committee, which include oversight of the following:
•our accounting and financial reporting processes;
•the integrity and audits of our financial statements;
•our compliance with legal and regulatory requirements;
•the qualifications and independence of our independent auditors; and
•the performance of our internal and independent auditors.
In addition, the Audit Committee selects the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The Audit Committee also approves the audit and non-audit services provided by the independent public accountants and the fees we pay for these services. The Audit Committee has adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The Audit Committee oversees the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints.

Item 11. Executive Compensation
Compensation of Executive Officers
We are externally managed and have no employees. Our executive officers serve as officers of the Adviser and are employees of the Adviser or one or more of its affiliates. The Advisory Agreement provides that the Adviser is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser. In addition, we do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. Accordingly, the Adviser has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.
Outstanding Equity Awards as of December 31, 2024
There were no outstanding equity awards of the Company held by our named executive officers as of December 31, 2024.
Compensation of Independent Trustees
We compensate each of our non-employee trustees who are not affiliated with Morgan Stanley with an annual retainer of $100,000, consisting of $75,000 cash and a $25,000 grant of restricted shares. Additionally, the Chairman of the Audit Committee will receive an additional retainer of $15,000, consisting of $11,250 cash and a $3,750 grant of restricted shares. The annual grant of restricted shares will be based on the then-current per share transaction price of our Class E shares at the time of grant and vest one year from the date of grant. We do not intend to pay our trustees additional fees for attending board meetings, but we intend to reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our trustees who are affiliated with Morgan Stanley will not receive additional compensation for serving on the board of trustees or committees thereof.
The following table sets forth the compensation earned by or paid to our trustees for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Lauren Hochfelder	$—	$—	$—
Craig R. Callen	$86,250	$28,750	$115,000
Kathleen Barthmaier	$75,000	$25,000	$100,000
Lawrence Schloss	$75,000	$25,000	$100,000

(1) Represents the aggregate grant date fair value of awards of restricted Class E shares granted during the year ended December 31, 2024 and calculated under the Financial Accounting Standard Board’s Accounting Codification Topic 718 without taking into account estimated forfeitures. The number of shares awarded to each of our independent trustees as part of the annual retainer was 1,250, which was determined by dividing $25,000 by the then-current NAV of our Class E shares at the time of grant in April 2024; the number of shares awarded to Mr. Callen as part of the retainer for his capacity as Chairman of the Audit Committee was 188, which was determined by dividing $3,750 by the then-current NAV of our Class E shares at the time of grant in April 2024. Such shares will vest in April 2025.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of reports or written representations from such persons, we believe that our executive officers and trustees have complied in a timely manner with all applicable Section 16(a) filing requirements except that (i) one Form 4 was filed on January 27, 2025 for each of Messrs. D’Alessandro, Gross, and Armer and Ms. Hochfelder to report the acquisition of common shares, which should have been reported by April 3, 2024 and (ii) one Form 4 was filed on January 27, 2025 for Mr. Callen to report the acquisition of common shares, which should have been reported by May 3, 2024.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of trustees because we do not directly compensate our executive officers or reimburse the Adviser for their compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes certain ownership information with respect to our shares for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding shares, each of our trustees and officers and all officers and trustees as a group, as of February 24, 2025. Percent of beneficial ownership is based on 38,521,822 shares outstanding as of February 24, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 1585 Broadway, 33rd Floor, New York, NY.

Name	Number of Shares Beneficially Owned	Percentage
Lauren Hochfelder	25,588	*
Douglas Armer	25,000	*
Henry D'Alessandro	26,027	*
David Gross	5,000	*
Christian Wenzel	—	—
John Calace	—	—
Craig R. Callen	6,593	*
Kathleen Barthmaier	1,250	*
Lawrence Schloss	1,250	*
All current executive officers and trustees as a group (9 persons)	90,708	*

*     Represents less than 1%
Item 13. Certain Relationships and Related Transactions, and Trustee Independence
Advisory Agreement
Pursuant to the terms of the Advisory Agreement, the Adviser, including through its relationships with MSREI and Mesa West, is responsible for, among other things:
•serving as an adviser to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership’s investments, financing activities and operations;
•sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of trustees;

•with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
•providing us with portfolio management and other related services;
•serving as our adviser with respect to decisions regarding any of our financings, hedging activities or borrowings; and
•engaging and supervising, on our and the Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.
The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the management, policies and operations of the Company and the Operating Partnership shall be the ultimate responsibility of the Adviser acting pursuant to and in accordance with the Company’s Declaration of Trust.
Term and Termination Rights
Unless earlier terminated as described below, the Advisory Agreement will remain in effect for an initial period of two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of our board of trustees and a majority of the independent trustees.
Without Cause or payment of penalty, the Company may terminate the Advisory Agreement (i) upon 60 days’ written notice by a majority vote of our independent trustees or (ii) immediately for Cause or upon the bankruptcy of the Adviser. In addition, the Adviser may terminate the Advisory Agreement at its option immediately upon a change of control of the Company or the Operating Partnership or upon 60 days’ written notice. “Cause” is defined as fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Adviser in connection with performing its duties under the Advisory Agreement.
In the event the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, the Adviser will cooperate with us and take all reasonable steps requested to assist our board of trustees in making an orderly transition of the advisory function.
Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, we pay the Adviser a management fee of 1.25% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum payable monthly. We will pay the Adviser a management fee equal to 0.5% of NAV for Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares per annum payable monthly. Additionally, to the extent that our Operating Partnership issues Operating Partnership units to parties other than us, our Operating Partnership will pay the Adviser a management fee equal to (1) 1.25% of the NAV of the Operating Partnership attributable to Class T units, Class S units, Class D units and Class I units not held by us and (2) 0.5% of NAV of the Operating Partnership attributable to Class F-T units, Class F-S units, Class F-D units and Class F-I units not held by us, in each case per annum payable monthly. Notwithstanding the foregoing, we will not pay the Adviser a management fee on Class E shares or Class E units. In addition, the Adviser has agreed to waive the management fee for a period of 12 months following the initial closing of our private offering. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation allocation, shareholder servicing fees or distributions payable on our shares.
The management fee may be paid, at the Adviser’s election, in cash or cash equivalent aggregate NAV amounts of Class E shares or Class E units. The Adviser’s ability to elect to receive our common shares or Operating Partnership units serves as a benefit to the Company for cash management purposes and further align the Adviser’s interests with our shareholders. Other than in connection with a MS Regulatory Repurchase (as defined below), any requests by the Adviser for repurchase of its shares or units will be consistent with the Adviser’s fiduciary duties to us and our shareholders.

The Adviser has agreed to waive the management fee through April 1, 2025, which is the date that is 12 months following the initial closing of the Offering and as such the Company has not yet incurred a management fee.
Performance Participation Allocation
So long as the Advisory Agreement has not been terminated, the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return with respect to Class T units, Class S units, Class D units, Class I units, Class F-T units, Class F-S units, Class F-D units and Class F-I units, subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (as defined below). The Special Limited Partner has agreed to waive distributions with respect to its performance participation interest through April 1, 2025, which is the date that is 12 months following the initial closing of the Offering. Under the Operating Partnership Agreement, the performance participation interest will not be paid on Class E units, and as a result, it is a class-specific expense.
Promptly following the end of each calendar quarter that is not also the end of a calendar year, the Special Limited Partner will be entitled to a performance participation allocation as described above calculated in respect of the portion of the year to date, less any performance participation allocation received with respect to prior quarters in that year (the “Quarterly Allocation”). The performance participation allocation that the Special Limited Partner is entitled to receive at the end of each calendar year will be reduced by the cumulative amount of Quarterly Allocations that year.
Specifically, the Special Limited Partner will be allocated a performance participation in an amount equal to:
•First, if the Total Return with respect to Class T units, Class S units, Class D units, Class I units, Class F-T units, Class F-S units, Class F-D units and Class F-I units for the applicable period exceeds the sum, with respect to such relevant class of Operating Partnership units, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Special Limited Partner equals 12.5% of the sum of (x) the Hurdle Amount with respect to such class of Operating Partnership units for that period and (y) any amount allocated to the Special Limited Partner with respect to such class of Operating Partnership units pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.
“Total Return” with respect to any Operating Partnership units for any period since the end of the prior calendar year shall equal the sum of:
(i)all distributions accrued or paid (without duplication) on such Operating Partnership units, plus
(ii)the change in aggregate NAV of such units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Operating Partnership units, (y) any allocation/accrual to the performance participation interest and (z) applicable shareholder servicing fee expenses (including any payments made to us for payment of such expenses) allocable to such Operating Partnership units.
For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such units.
“Hurdle Amount” for any period during a calendar year means that amount that results in a 5% annualized internal rate of return on the NAV of the Operating Partnership units outstanding at the beginning of the then-current calendar year and all Operating Partnership units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Operating Partnership units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Operating Partnership units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the performance participation interest and applicable shareholder servicing fee expenses, provided that the calculation of the Hurdle Amount for any period will exclude any Operating Partnership units repurchased during such period, which units will be subject to the performance participation allocation upon repurchase as described below.

Except as described in Loss Carryforward below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.
“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Operating Partnership units repurchased during such year, which units will be subject to the performance participation allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s performance participation. This is referred to as a “High Water Mark.”
The Special Limited Partner will also be allocated a performance participation with respect to all Operating Partnership units that are repurchased at the end of any month (in connection with repurchases of our shares in our share repurchase plan) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation.
If a Quarterly Allocation is made and at the end of a subsequent calendar quarter in the same calendar year the Special Limited Partner is entitled to less than the previously received Quarterly Allocation(s) (a “Quarterly Shortfall”), then subsequent distributions of any Quarterly Allocations or year-end Performance Allocations in that calendar year will be reduced by an amount equal to such Quarterly Shortfall, until such time as no Quarterly Shortfall remains. If all or any portion of a Quarterly Shortfall remains at the end of a calendar year following the application described in the previous sentence, distributions of any Quarterly Allocations and year-end Performance Allocations in the subsequent four calendar years will be reduced by (i) the remaining Quarterly Shortfall plus (ii) an annual rate of 5% on the remaining Quarterly Shortfall measured from the first day of the calendar year following the year in which the Quarterly Shortfall arose and compounded quarterly (collectively, the “Quarterly Shortfall Obligation”) until such time as no Quarterly Shortfall Obligation remains; provided, that the Special Limited Partner (or its affiliate) may make a full or partial cash payment to reduce the Quarterly Shortfall Obligation at any time; provided, further, that if any Quarterly Shortfall Obligation remains following such subsequent four calendar years, then the Special Limited Partner (or its affiliate) will promptly pay the Operating Partnership the remaining Quarterly Shortfall Obligation in cash.
Distributions on the performance participation interest may be payable in cash or Class E units, or any combination thereof, at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Operating Partnership units, the Special Limited Partner may request that the Operating Partnership repurchase such Operating Partnership units from the Special Limited Partner at a later date. Any such repurchase requests will not be subject to the terms and limitations applicable to the Morgan Stanley Equity Investment or our share repurchase plan, including the repurchase limits or the Early Repurchase Deduction. The Operating Partnership will repurchase any such Class E units for Class E shares of our common shares or cash (at the Special Limited Partner’s election) unless our board of trustees determines that any such repurchase for cash would be prohibited by applicable law or the Operating Partnership’s partnership agreement, in which case such Class E units will be repurchased for our Class E shares.
The NAV of the Operating Partnership calculated on the last trading day of a calendar year shall be the amount against which changes in NAV is measured during the subsequent calendar year. In our first calendar year of operations, the performance participation will be prorated for the portion of the calendar year.
The measurement of the foregoing net assets change is also subject to adjustment by our board of trustees to account for any unit dividend, unit split, recapitalization or any other similar change in the Operating Partnership’s capital structure or any distributions made after the commencement of our private offering that our board of trustees deems to be a return of capital (if such changes are not already reflected in the Operating Partnership’s net assets).
Except as noted above with respect to Quarterly Allocations, the Special Limited Partner will not be obligated to return any portion of performance participation paid based on our subsequent performance.
Changes in our Operating Partnership’s NAV per unit of each class will generally correspond to changes in our NAV per share of the corresponding class of our common shares. Distributions with respect to the performance participation interest are calculated from the Operating Partnership’s Total Return over a calendar year. As a result, the Special Limited Partner may be entitled to receive payments under the performance participation for a given year even if some of our shareholders who purchased shares during such year experienced a decline in NAV per share. Similarly, shareholders whose shares are repurchased during a given year may have their shares repurchased at a lower NAV per share as a result of an accrual for the estimated performance participation at such time, even if no performance participation allocation for such year are ultimately payable to the Special Limited Partner at the end of such calendar year.
In the event the Advisory Agreement is terminated, the Special Limited Partner will be allocated any accrued performance participation with respect to all Operating Partnership units as of the date of such termination.
The Special Limited Partner has agreed to waive distributions with respect to its performance participation interest through April 1, 2025 and as such the Company will not begin making monthly accruals until such date.
Organizational and Offering Costs
The Adviser has agreed to advance all of the Company’s organization and offering expenses on its behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) through April 1, 2025, which is the date that is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following April 1, 2025. Such reimbursement may be paid, at the Adviser’s election, in cash, Class E shares or Class E units, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in our common shares or Operating Partnership units, we may repurchase such common shares or units from the Adviser at a later date. Such shares and Operating Partnership units that are subsequently converted to our common shares that the Adviser receives in lieu of cash will not be subject to the repurchase terms or limits applicable to the Morgan Stanley Equity Investment or our share repurchase plan or any Early Repurchase Deduction. Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by the Adviser without reimbursement from us.
Beginning on April 1, 2025 (which is the date that is 12 months following the initial closing of the Offering), we will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred.
As of December 31, 2024 and 2023, the Company had accrued $2,158 and $1,800, respectively, of organizational and offering costs.
Acquisition Expense Reimbursement
We do not intend to pay the Adviser any acquisition, financing (except interest payments to the lender in cases where the lender is an affiliate of the Adviser) or other similar fees in connection with making investments. We will, however, reimburse the Adviser for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related assets, whether or not such investments are acquired, and make payments to third parties or certain of the Adviser’s affiliates in connection with making investments as described in “—Fees from Other Services of the Adviser” below.
Operating Expense Reimbursement
In addition to the organization and offering expense and acquisition expense reimbursements described above, we will reimburse the Adviser for out-of-pocket costs and expenses it incurs in connection with the services it provides to us, including, but not limited to, (1) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person and (3) expenses related to the personnel of the Adviser performing services for us other than those who provide investment advisory services or serve as our trustees or officers. The Adviser will advance on our behalf certain of our operating expenses, excluding certain investment-related expenses and financing expenses through April 1, 2025 (which is the date that is 12 months following the initial closing of the Offering), at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date.

Fees from Other Services of the Adviser
We may retain certain of the Adviser’s affiliates, from time to time, for services relating to our investments or our operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. Our Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below market rates.
For the year ended December 31, 2024, and the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023, the Company did not incur any expenses or make any payments for other services to affiliates of the Adviser.
Dealer Manager Agreement
We entered into a Dealer Manager Agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of our common shares, which we refer to as “participating broker-dealers,” and other intermediaries and investment professionals. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers, their registered representatives and other investment professionals with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures.
The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share and Class F-T share sold in the primary offering; however, such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager will be entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share and Class F-S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share and Class F-D share sold in the primary offering. No upfront selling commissions, dealer manager fees or shareholder servicing fees are paid with respect to Class I shares, Class F-I shares or Class E shares.
In addition, we pay the Dealer Manager selling commissions over time as shareholder servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:
•with respect to our outstanding Class T shares and Class F-T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares and Class F-T shares, respectively, consisting of an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV of our outstanding Class T shares and Class F-T shares, respectively; however, with respect to Class T shares and Class F-T shares sold through certain participating broker-dealers, the investment professional shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares;
•with respect to our outstanding Class S shares and Class F-S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares and Class F-S shares, respectively; and
•with respect to our outstanding Class D shares and Class F-D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares and Class F-D shares, respectively.
We do not pay a shareholder servicing fee with respect to our outstanding Class I shares, Class F-I shares or Class E shares.

The shareholder servicing fees are paid monthly in arrears. The Dealer Manager will reallow (pay) the shareholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing shareholder services performed by such broker-dealers, and will waive shareholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the shareholder servicing fees are calculated based on our NAV for our Class T shares, Class F-T shares, Class S shares, Class F-S shares, Class D shares and Class F-D shares, they reduce the NAV or, alternatively, the distributions payable, with respect to the shares of each such class, including shares issued under our distribution reinvestment plan.
We will cease paying the shareholder servicing fee with respect to any the Class T shares, Class F-T shares, Class S shares, Class F-S shares, Class D shares and Class F-D shares held in a shareholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and shareholder servicing fees paid with respect to such shares would exceed any applicable limit set by a participating broker-dealer set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer at the time such shares were issued. At the end of such month, such Class T shares, Class F-T shares, Class S shares, Class F-S shares, Class D shares and Class F-D shares (and any common shares issued under the DRIP with respect thereto) will convert into a number of Class I shares or Class F-I shares (including any fractional common shares), as applicable, with an equivalent aggregate NAV as such common shares.
In addition, we will cease paying the shareholder servicing fee on the Class T shares, Class F-T shares, Class S shares, Class F-S shares, Class D shares and Class F-D shares on the earliest of (i) a listing of Class I shares or (ii) our merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of our assets, other than in connection with a Conversion Event. If not already converted into Class I shares or Class F-I shares, each such share (including any fractional share) held in a shareholder’s account will automatically and without any action on the part of the holder thereof convert on the earliest of (i) a listing of Class I shares or (ii) our merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of our assets, other than in connection with a Conversion Event.
For the year ended December 31, 2024, we paid $1,783 in ongoing servicing fees to the Dealer Manager. As of December 31, 2024, we had accrued $28,627 and $3,873 of shareholder servicing fees related to Class F-S and S Shares sold, respectively.
Warehouse Funding Facility with MSREI Holding
On November 22, 2023, the Company, as borrower, and MSREI Holding, an affiliate of the Adviser, as lender, entered into a Warehouse Funding Facility (the “Warehouse Funding Facility”) with a maximum amount of $125,000 that generally bears interest at a variable rate based on the SOFR plus a spread based on the external cost typically used by Morgan Stanley to price funding for its business units and had a maturity date of May 22, 2025. As of December 31, 2023, the Warehouse Funding Facility had $28,750 of principal outstanding with an average all-in interest rate of 6.83%.
During the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023 and for the year ended December 31, 2024, the Company incurred interest of $69 and $284, respectively, recorded as interest expense in the consolidated statements of operations.
The Warehouse Funding Facility was repaid and terminated on April 1, 2024. There were no financial covenants associated with the Warehouse Funding Facility.
Indemnification Agreements with Trustees and Officers
We have entered into indemnification agreements with our trustees and officers. The indemnification agreements are intended to provide our trustees and officers the maximum indemnification permitted under Maryland law and our Declaration of Trust. Each indemnification agreement provides that we shall indemnify the trustee or officer who is a party to the agreement including the advancement of legal expenses, if, by reason of his or her status with the Company, such trustee or officer is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.
For additional information regarding our related party transactions, see “Note 9. Related Party Transactions” in our Notes to Consolidated Financial Statements.

Sale of Shares to MSREI Holding
In conjunction with our commencement of operations, on October 20, 2023, we issued and sold 50 common shares to MSREI Holding, Inc. (“MSREI Holding”) for an aggregate purchase price of $1,000. On April 1, 2024, MSREI Holding acquired 1,225,000 of our Class E shares and the Special Limited Partner acquired 25,000 Class E Operating Partnership units, in each case at a price per share/unit equal to $20.00.
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
As of December 31, 2024, Class E shares held by MSREI Holding and Class E units held by the Special Limited Partner pursuant to the Morgan Stanley Equity Investment are classified in mezzanine equity because the Company is required to repurchase or redeem, as applicable, these Class E shares / units upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed above).
Potential Conflicts of Interest
Various potential and actual conflicts of interest may arise from the overall investment activities of Morgan Stanley and its affiliates. The following briefly summarizes some of these conflicts but is not intended to be an exclusive list of all such conflicts. Any references to Morgan Stanley in this section includes its affiliates, partners, members, shareholders, officers, directors and employees.
Nonpublic Information; Differing Information Rights
Your rights to information regarding the Company will be specified, and strictly limited, in our Declaration of Trust and Bylaws. It is expected that confidential or material nonpublic information regarding a portfolio entity or potential investment opportunity may become available to the Adviser. If such information becomes available to the Adviser, the Company may be precluded (including by applicable law or internal policies or procedures) from pursuing an investment or exit opportunity with respect to such portfolio entity or investment opportunity, or restrictions may be imposed on an investment or exit opportunity with respect to such portfolio entity. In addition, as a result of the Adviser’s policies regarding disclosure of security holdings of Morgan Stanley and Other Morgan Stanley Accounts, the Company may dispose of an investment sooner than desired or take another action with respect to such investment. The Adviser may also from time to time be subject to contractual “stand-still” obligations and/or confidentiality obligations that may restrict its ability to acquire certain investments on behalf of the Company. In addition, Morgan Stanley may be precluded from disclosing such information to the Adviser or any member of the Company’s investment team even in circumstances in which the information would benefit the Company if disclosed. Therefore, the Adviser may not be provided access to material non-public information in the possession of Morgan Stanley that might be relevant to an investment decision to be made by the Company, and the Company may initiate a transaction or sell an investment that, if such information had been known to it, may not have been undertaken. In addition, certain members of the Company’s investment team and Investment Committee may be recused from certain Investment-related discussions, including investment committee meetings, so that such members do not receive information that would limit their ability to perform functions of their employment with Morgan Stanley unrelated to the Company.
In addition, certain shareholders may also be investors in other investment funds sponsored or managed by Morgan Stanley. Shareholders may also include affiliates of Morgan Stanley, such as Other Morgan Stanley Accounts, charities or foundations associated with Morgan Stanley personnel and/or Morgan Stanley employees. It is also possible that the Company or its investments may be counterparties or participants in agreements, transactions or other arrangements with a shareholder or an affiliate of a Shareholder. Such shareholders described in the previous sentences may therefore have different information about Morgan Stanley and the Company than shareholders not similarly positioned.
Performance Participation Allocation
The Special Limited Partner, an affiliate of Morgan Stanley and the Adviser, has a performance participation interest in the Operating Partnership, which may create an incentive for the Adviser to make more speculative investments for the Company than it would otherwise make in the absence of such performance-based distributions. Furthermore, investments made with third parties in joint ventures or other entities may involve carried interests and/or other fees payable to such third party partners or co-investors, which could also create an incentive for such parties to take risks with respect to such investments. In addition, the method of calculating the carried interest and/or the preferred return may result in conflicts of interest between the Adviser, on the one hand, and the investors, on the other hand, including with respect to the management and disposition of investments.
Investments by Other MSREI Clients
While the Adviser believes our investment objectives, guidelines and strategy are generally distinct from Other MSREI Clients, our investment objectives, guidelines and strategy may sometimes overlap with those of existing Other MSREI Clients that are actively investing and with future Other MSREI Clients. However, the Adviser believes there will be sufficient investment opportunities for us within our investment guidelines because of the scale of the real estate market. This overlap will from time to time create conflicts of interest.
Subject to the exclusivity held by certain Other MSREI Clients, to the extent Other MSREI Clients have investment objectives that overlap with ours, there may from time to time be investment opportunities that meet the investment parameters of both us and one or more Other MSREI Clients. As such, conflicts of interest may arise with respect to the potential allocation of an investment opportunity made available to MSREI where such investment opportunity may be suitable for more than one Other MSREI Client. To reduce potential conflicts of interest and to attempt to allocate such investment opportunities in a fair and equitable manner, MSREI has implemented the Allocation Policy, which is intended to give all clients of MSREI, including us, fair access to new real estate investment opportunities made available to such clients. Each client of MSREI, including us, is assigned a portfolio manager by MSREI senior management. The portfolio managers or their designees regularly review current real estate investment opportunities that have been identified by or made available to MSREI. If more than one portfolio manager expresses continued interest in an investment, the allocation decision is escalated to the Allocation Committee for resolution. The Allocation Committee will consider various factors (described below) to allocate opportunities among clients. If, after considering these factors, the Allocation Committee does not unanimously determine that the investment should be allocated to a particular MSREI client, then the opportunity will generally be allocated pursuant to a rotation system.
Factors considered by the Allocation Committee in prioritizing and allocating investment opportunities include, but are not limited to: (i) rights of first offer in favor of certain clients; (ii) investment guidelines, goals or restrictions of the client; (iii) capacity of the client; (iv) existing allocation to similar strategies and the diversification objectives of the client; (v) tax considerations; (vi) legal or regulatory considerations; (vii) with respect to co-investment allocations, whether the co-investor can provide added value to the operations of the business or provide future opportunities to the business of the client; and (viii) other relevant business considerations. MSREI is empowered to take into account other considerations it deems appropriate to ensure a fair and equitable allocation of opportunities. The Allocation Policy is subject to change in the sole discretion of MSREI. For the avoidance of doubt, underlying portfolio entities of an Other MSREI Client will not be subject to the Allocation Policy.
In addition, MSREI sponsors the Opportunistic Funds, which will be accorded a preference with respect to each investment opportunity that is deemed by MSREI to be an “opportunistic” real estate investment opportunity. With respect to each investment opportunity that is deemed by MSREI to be an “opportunistic” real estate investment opportunity, the Opportunistic Funds and certain investors who have or are granted in the future co-investment rights or other existing or potential investors that MSREI determines to offer co-investment alongside the Opportunistic Funds, will be accorded a preference and will have the right to make all or part of any such investment before it is offered to us. Furthermore, other funds or products may in the future be sponsored by Morgan Stanley or its affiliates that may have a preference.
The classification of a potential investment as “opportunistic” or “non-opportunistic” will impact whether such opportunity may potentially be made available to us. This determination will be made by MSREI at the time of its evaluation of an investment opportunity, based on its underwriting of the investment and our target return ranges. Such classifications frequently will be subjective in nature and will be based on a variety of assumptions made in good faith by MSREI at the time of its underwriting. Consequently, an investment that MSREI determines is “opportunistic” and thus not allocated to us, may ultimately achieve a return that is within our target return range. Conversely, an investment that MSREI determines is “non-opportunistic,” and thus allocated to us, may ultimately outperform its underwriting and achieve a return that is outside of our target return range. Accordingly, MSREI will face actual or potential conflicts of interest in making such determinations.
In addition, MSREI may in the future sponsor, manage and/or advise one or more Other MSREI Clients to pursue non-“opportunistic” real estate credit strategies. Such vehicles may pursue a variety of credit-related strategies including, for example, senior mortgages, mezzanine debt or CMBS. These vehicles may seek to originate loans and/or acquire performing or distressed real estate debt on a secondary basis. MSREI may determine to grant such existing or new clients a “preference” or “exclusivity” with respect to certain investment opportunities for such Other MSREI Clients notwithstanding the fact that such investment opportunities may be suitable for the Company.
Further, Other Morgan Stanley Accounts outside of MSREI but within one or more other divisions of Morgan Stanley (including MSIM) have or will have active investment programs that are focused on real estate investing and/or debt investing or otherwise may make real estate investments. For instance, MSIM is an affiliate of the Adviser and offers Real Estate Securities Management, a series of institutional and retail mutual funds, other pooled vehicles and separate accounts implementing a core (and, possibly in the future, a core-plus) investment strategy by investing in publicly traded real estate securities in Asia, Europe and the United States. In addition, certain institutional and retail private equity vehicles as well as other pooled vehicles and separate accounts within MSIM’s Alternative Investment Partners business that may also invest in core and core-plus real estate under certain circumstances. Both of these businesses remain outside of MSREI and to the extent they source real estate opportunities, they would not be subject to the Allocation Policy described above, though they remain subject to Morgan Stanley’s internal conflicts process. In addition, certain Other Morgan Stanley Accounts within MSIM may make real estate investments even if real estate investing is not a central, or even significant, aspect of their investment strategies. For instance, MSIM advises North Haven Tactical Value Fund, an “opportunistic” private equity fund that seeks to invest across asset classes, industries and/or geographies. Although the principal purpose of this and other such Other Morgan Stanley Accounts is to make non-real estate investments, such Other Morgan Stanley Accounts may nonetheless invest a substantial percentage of their respective assets in non-“opportunistic” real estate investment opportunities that would otherwise be appropriate for the Company.
In addition, in March 2018, MSIM completed the acquisition of Mesa West. Mesa West sponsors and manages private investment funds and separate accounts which pursue commercial real estate credit strategies and has over $9 billion of gross assets under management as of June 30, 2023. Mesa West engages in the origination of first mortgage loans on middle-market, value-added and transitional CRE assets throughout the United States. Mesa West operates as a separate business unit within MSIM’s Global Real Assets group, overseen by John Klopp, Head of Global Real Assets. Mesa West has a separate investment team from the MSREI team responsible for the Company.
Mesa West currently manages three CRE credit strategies on behalf of Mesa West Clients: (i) “core” through an open-end commingled fund, (ii) “value-add” through a series of closed-end commingled funds, and (iii) tailored investment mandates through separately managed accounts and single investor “funds of one.” It is possible that Mesa West could originate a CRE credit opportunity that is suitable for both us and Mesa West Clients. In such cases, Mesa West is obligated to offer the Mesa West Clients the first opportunity to make investments in the sourced credit opportunity.
MSIM also currently sponsors the North Haven Secured Private Credit Fund (“NHSPCF”) as a separate business unit within MSIM’s Global Real Assets group, which primarily seeks to invest in credit and related instruments that are of investment grade quality secured by European real estate or infrastructure assets. Morgan Stanley may in the future sponsor, manage and/or advise one or more additional Other Morgan Stanley Accounts (as part of Mesa West, NHSPCF, or through other groups within Morgan Stanley) to pursue other “non-opportunistic” real estate credit strategies (together with the Mesa West Clients and NHSPCF, the “RA Credit Vehicles”). The RA Credit Vehicles may pursue a variety of credit-related strategies including, for example, one or more investment funds, structured vehicles or other collective investment vehicles and accounts investing in distressed debt, subordinated debt, high-yield debt, senior mortgages, preferred equity, mezzanine debt or CMBS and other similar debt or debt-like instruments, and may target borrowers in the U.S., specific non-U.S. jurisdictions or globally. The RA Credit Vehicles may seek to originate loans and/or acquire performing or non-performing real estate debt on a secondary basis and such RA Credit Vehicles may pursue “opportunistic,” “core-plus” or “core” real estate credit strategies. Morgan Stanley may determine to grant such existing or new clients a “preference” or “exclusivity” with respect to certain investment opportunities for such Other Morgan Stanley Accounts notwithstanding the fact that such investment opportunities may be suitable for the Company. As a manager of both the Company and the RA

Credit Vehicles, Morgan Stanley owes a fiduciary duty to the RA Credit Vehicles as well as to the Company and will encounter conflicts in the exercise of these duties. For example, if the RA Credit Vehicles were to purchase debt instruments from a real estate company owned by the Company (or if the Company makes or has an investment in or becomes a lender to a company in which any RA Credit Vehicle has a debt investment), Morgan Stanley will, in certain instances, face a conflict of interest in respect of the advice it gives to, or the decisions made with regard to, such RA Credit Vehicle and the Company (e.g., with respect to the terms of such debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). In addition, to the extent Morgan Stanley causes RA Credit Vehicles to provide debt financing to the Company or its portfolio entities, Morgan Stanley could have incentives to cause the Company or its portfolio entities to accept less favorable financing terms from such RA Credit Vehicle than it would from a third party. The same concerns apply when any of these RA Credit Vehicles, or any Other Morgan Stanley Accounts, invest in a more senior position in the capital structure of a portfolio entity than the Company, even if the form of the transaction is not a financing. In the case of a related party financing between the Company or its portfolio entities, on the one hand, and RA Credit Vehicles or their portfolio entities, on the other hand, Morgan Stanley could, but is not obligated to, rely on a third-party agent to confirm the terms offered by the counterparty are consistent with market terms, or Morgan Stanley could instead rely on its own internal analysis. If however any of Morgan Stanley, the Company, a RA Credit Vehicle or any of their portfolio entities delegates to a third party, such as another member of a financing syndicate, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arm’s-length basis, even though the participation of the Morgan Stanley related vehicle impacts the market terms. See also “—Morgan Stanley as Lender” below.
Further, Morgan Stanley and/or its affiliates may invest via controlling investments in commingled funds managed by third-parties in real estate and real estate-related debt and equity securities designed primarily to promote the public welfare, of the type permitted under paragraph (11) of section 5136 of the Revised Statutes of the United States (12 U.S.C. 24), including the welfare of low- and moderate-income communities or families (such as providing housing, services, or jobs) and including investments that qualify for consideration under the regulations implementing the Community Reinvestment Act (12 U.S.C. 2901 et seq.). These investments are intended to address, among other things, the severe shortage of affordable housing across the United States.
In addition, in March 2021, Morgan Stanley completed the acquisition of Eaton Vance, a leading provider of advanced investment strategies and wealth management solutions, with over $500 billion in assets under management at the time the acquisition was announced. Among its investment products, Eaton Vance manages certain private funds that invest a portion of their assets in real property investments.
Morgan Stanley and certain of the Other Morgan Stanley Accounts have routinely made, and will continue to make, investments that fall within the investment objectives of the Company. The organization of a new or successor Other Morgan Stanley Accounts could result in the reallocation of Morgan Stanley personnel, including reallocation of existing real estate professionals, to such Other Morgan Stanley Accounts. Certain members of the Company’s investment team and the Investment Committee may make investment decisions on behalf of both Morgan Stanley and such Other Morgan Stanley Accounts, including Other Morgan Stanley Accounts with investment objectives that overlap with those of the Company.
In some cases, Morgan Stanley or an Other Morgan Stanley Account may invite the Company to co-invest with it or the Adviser may invite Morgan Stanley or an Other Morgan Stanley Account to co-invest with the Company, in either the same or different tiers of an investment’s capital structure. For instance, the Company may acquire a controlling interest in a class or tranche of equity securities of an investment in which a RA Credit Vehicle has a pre-existing debt interest or such RA Credit Vehicle may acquire an interest in a class or tranche of debt securities of an investment in which the Company has a pre-existing controlling equity interest. In circumstances where Morgan Stanley approves a transaction outlined above, the interests of the Company and such RA Credit Vehicle may not always be aligned, which may give rise to actual or potential conflicts of interest and actions taken for the Company may be adverse to such RA Credit Vehicle, or vice versa. To the extent the Company holds investments in the same portfolio entity, property or in an affiliate thereof that are different (including with respect to their relative seniority) than those held by Morgan Stanley or an Other Morgan Stanley Account, the Adviser and Morgan Stanley may be presented with decisions when the interests of the two co-investors are in conflict. If the Company has an equity or debt investment in a portfolio entity in which Morgan Stanley or an Other Morgan Stanley Account has an equity or debt investment elsewhere in the portfolio entity’s capital structure, and if such portfolio entity becomes distressed or defaults on its obligations, Morgan Stanley may have conflicting loyalties between its duties to its shareholders, the Other Morgan Stanley Account, the Company, certain of its other affiliates and the portfolio entity. For example, if additional financing is necessary as a result of financial or other difficulties of a portfolio entity of the Company, it may not be in the best interests of a RA Credit Vehicle, as a holder of debt issued by such company, to provide such additional financing and the ability of the Adviser to recommend such additional financing as being in the best interests of the Company might be impaired. In that regard, actions may be taken for Morgan Stanley or such Other Morgan Stanley Account that are adverse to the Company, or actions may or may not be taken by the Company due to Morgan Stanley’s or such Other Morgan Stanley Account’s investment, which action or failure to act may be adverse to the Company. In addition, it is possible that in a bankruptcy proceeding the Company’s interest may be subordinated or otherwise adversely affected by virtue of Morgan Stanley’s or such Other Morgan Stanley Account’s involvement and actions relating to its investment.
Allocation of Portfolios
Morgan Stanley will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among the Company and certain Other Morgan Stanley Accounts. Such allocations generally would be based on Morgan Stanley’s assessment of the expected returns and risk profile of each of the assets. For example, some of the assets in a pool may have an “opportunistic” return profile, while others may have a lower return profile. Also, a pool may contain both debt and equity instruments that Morgan Stanley determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among the Company and Other Morgan Stanley Accounts acquiring any of the assets, securities and instruments. Similarly, there may be circumstances in which the Company and Other Morgan Stanley Accounts will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though Morgan Stanley could determine such allocation of value is not accurate and should not be relied upon. Morgan Stanley will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, Morgan Stanley will have conflicting duties to the Company and Other Morgan Stanley Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Morgan Stanley has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the Company and such Other Morgan Stanley Accounts differ.
Morgan Stanley Trading and Principal Investing Activities
Morgan Stanley will generally conduct its sales and trading businesses, publish research and analysis, and render investment advice without regard for the Company’s holdings, although these activities could have an adverse impact on the value of one or more of the Company’s investments or could cause Morgan Stanley to have an interest in one or more portfolio entities that is different from, and potentially adverse to, that of the Company.
Notwithstanding anything to the contrary herein, Morgan Stanley’s sales and trading, financing and principal investing business (whether or not specifically identified as such) will not be required to offer any investment opportunities to the Company. These businesses may encompass, among other things, principal trading activities as well as principal investing. The trading activities of Morgan Stanley (including affiliated funds) and its customers in publicly traded securities and the research recommendations of Morgan Stanley with respect to publicly traded securities may differ from, or be inconsistent with, the interests of and activities which are undertaken for the account of the Company in such securities or related securities. For example, the Company may dispose of securities at a time when Morgan Stanley research is recommending a purchase of such securities. Furthermore, if Morgan Stanley-affiliated funds or accounts invest in securities of publicly traded companies which are actual or potential portfolio entities, the trading activities of those vehicles may differ from or be inconsistent with activities which are undertaken for the account of the Company in such securities or related securities. This may occur because these accounts hold public and private debt and equity securities of a large number of issuers in which the Company may invest or from whom investments may be acquired. The Adviser believes that the participation of Morgan Stanley in the capital markets is a significant factor in ensuring the Adviser’s continuing access to new transactions for investment by the Company. The Adviser will make its own independent determination with respect to the trading activities of the Company, and the Company may not pursue an investment as a result of such trading activities by other Morgan Stanley affiliates.
Morgan Stanley’s sales and trading, financing, and principal investing businesses have acquired or invested, and in the future may acquire or invest, in minority and/or majority control positions in equity or debt instruments of diverse public and/or private companies, including in real estate and real estate-related opportunities. Such activities may put Morgan Stanley in a position to exercise contractual, voting, or creditor rights, or management or other control with respect to securities or loans of portfolio entities or other issuers, and in these instances Morgan Stanley may, in its discretion, act to protect its own interests or interests of clients, and not the interests of the Company.

In addition, Morgan Stanley may engage in a variety of transactions, including entering into derivatives contracts, to limit its exposure to the risk of investments made in the Company and Other Morgan Stanley Accounts. For example, Morgan Stanley may choose to hedge exposures (currency, interest rate, equities or commodities) arising from its investments in, or exposure to, the Company and Other Morgan Stanley Accounts through performance based fees or carried interest. These hedging activities may be inconsistent with the investment or hedging activities undertaken by Morgan Stanley affiliates acting as general partner and/or advisor to the Company or Other Morgan Stanley Accounts. The Company or an Other Morgan Stanley Account may invest in a particular market sector and Morgan Stanley, to hedge its exposures to the investment risks of that sector, may establish a short position in that sector by means of a derivative or other financial product or instrument related to a market index comprised of securities in that same market sector. This short position may be designed to profit from a decline in the price of the securities in that market sector, thus limiting Morgan Stanley’s exposure to the investment risks associated with investing in, or receiving performance-based compensation or having a carried interest in, the Company or such Other Morgan Stanley Account. As a result of and taking into account such hedging, the performance of shareholders in the Company or an Other Morgan Stanley Account who do not engage in hedging on their own may differ materially from those investors (including Morgan Stanley) who do engage in such activities. It should be noted, however, that such hedging activities are not free from risk and that such transactions may result in losses or diminish performance for Morgan Stanley or clients that engage in such activities. In addition, such activities may diminish the alignment of interest between Morgan Stanley and a particular fund’s investors.
Subject to applicable laws, the Company may purchase from or sell assets to, or make investments in, portfolio entities in which Morgan Stanley has or may acquire an interest, including as an owner, creditor, or counterparty.
Allocation of Co-Investments with Other MSREI Clients
If the Adviser determines that the Company should invest less than the amount offered to the Company with respect to an investment opportunity, or if the Adviser determines that the Company should decline an investment opportunity, all or any portion of such investment opportunity remaining after taking into account the investment, if any, by the Company may be presented to any person (including Morgan Stanley, its affiliates or an Other MSREI Client). In any case where a prospective investment involves both real estate and non-real estate assets (such as loan portfolios that include both real estate and non-real estate loans), the Adviser may seek the participation of Other Morgan Stanley Accounts that are interested in the non-real estate assets to assist with the valuation of, and to reduce the Company’s exposure to, the non-real estate assets.
The decision to allocate a particular investment between the Company and Other MSREI Clients may involve conflicts of interest. Further potential conflicts could arise after the investment is consummated where, for example, the investment objectives or financial resources of the co-investing entities differ substantially from those of the Company.
Morgan Stanley’s Real Estate and Investment Banking Activities
Morgan Stanley is involved in a broad range of investment banking activities, as described in the first paragraph of this section. For example, Morgan Stanley often represents potential purchasers and sellers in real estate-related transactions or parties in corporate transactions and may pursue investments on a proprietary basis on its own behalf.
Morgan Stanley advises clients on a variety of mergers, acquisitions and financing transactions. Morgan Stanley may act as an advisor to clients, including Other Morgan Stanley Accounts that may compete with the Company, with respect to investments in which the Company may invest. Morgan Stanley may give advice and take action with respect to any of its clients or proprietary accounts that may differ from the advice given, or may involve an action of a different timing or nature than the action taken, by the Company. Morgan Stanley may give advice and provide recommendations to persons competing with the Company and/or any portfolio investment that are contrary to the best interests of the Company and/or any investment.
Morgan Stanley could be engaged in financial advising, whether on the buy side or sell side, or in financing or lending assignments that could result in Morgan Stanley’s determining in its discretion or being required to act exclusively on behalf of one or more third parties, which could limit the Company’s ability to transact with respect to one or more existing or potential investments. Alternatively, there could be buy-side or sell-side assignments in which the buyer or seller permits the Company to act as a participant in the transaction. In such cases, certain conflicts of interest would be inherent, including those involved in negotiating a purchase price. Morgan Stanley may have relationships with third-party funds, companies or investors who may have invested in or may look to invest in portfolio entities, and there could be conflicts between the best interests of the Company, on the one hand, and the interests of a Morgan Stanley client or counterparty, on the other hand.
Morgan Stanley will continue to accept such assignments after the establishment of the Company. In these cases, such Morgan Stanley client relationships or proprietary investment activities may result in the Company not being able to pursue certain investment opportunities. Alternatively, the Company may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that Morgan Stanley may have or transactions or investments Morgan Stanley may make or have made. Accordingly, no assurances can be given that all potentially suitable real estate investments will be offered to the Company.
From time to time, Morgan Stanley’s investment banking professionals may introduce to the Company a client that requires equity to complete an acquisition transaction. If the Company pursues the resulting investment, Morgan Stanley could have a conflict in its representation of the client over the price and terms of the Company’s investment. Furthermore, the Company will not generally purchase securities being underwritten by Morgan Stanley, thereby limiting the ability of the Company to make such investments.
Morgan Stanley has long-term relationships with a significant number of property managers, facilities managers, developers, institutions and corporations and their advisors. In determining whether to pursue a particular transaction on behalf of the Company, these relationships will be considered by Morgan Stanley and there may be certain potential transactions that will or will not be pursued on behalf of the Company in view of such relationships. In addition, as a result of such relationships, the Adviser may not be permitted to pursue litigation as vigorously as it may if it were not associated with Morgan Stanley.
In addition, Morgan Stanley could provide real estate and investment banking services to competitors of companies in which the Company invests, as well as to other private equity funds, in which case it will take appropriate steps to safeguard the confidential information of each client. Morgan Stanley is under no obligation to share and may not share any such information with the Company or the Adviser. Such activities may present Morgan Stanley with a conflict of interest vis-à-vis the Company’s portfolio entities and may also result in a conflict with respect to the allocation of investment banking resources to portfolio entities.
To the extent that Morgan Stanley advises creditor, creditor group or debtor companies in the financial restructuring of companies either prior to or after filing for protection under Chapter 11 of the U.S. Bankruptcy Code or similar laws in other jurisdictions, the Adviser’s flexibility in making investments, on behalf of the Company, in such companies or properties owned by such companies undergoing restructuring may be limited.
Morgan Stanley may be engaged to act as a financial advisor to a company in connection with the sale of such company, or subsidiaries or divisions thereof, may represent potential buyers of businesses through its mergers and acquisition activities, and may provide lending and other related financing services in connection with such transactions. Morgan Stanley’s compensation for such activities is usually based upon realized consideration and is usually contingent, in substantial part, upon the closing of the transaction. The Company may be precluded from participating in a loan to the company being sold if the seller has required Morgan Stanley to act exclusively on its behalf. Additionally, there may be seller assignments in which the seller permits the Company to act as a participant in the purchase of the company. In that case, certain conflicts of interest would be inherent in the situation, including those involved in negotiating a purchase price. If Morgan Stanley serves as underwriter with respect to a portfolio entity’s securities, the Company may be subject to a “lock-up” period following the offering under applicable regulations during which time its ability to sell any investments that it continues to hold would be restricted. This may prejudice the Company’s ability to dispose of such securities at an opportune time.
Morgan Stanley may derive ancillary benefits from providing any such services to the Company and/or a portfolio entity, and providing such services may enhance Morgan Stanley’s relationships with various parties, facilitate additional business development and enable Morgan Stanley to obtain additional business and generate additional revenue. In addition, Morgan Stanley may derive ancillary benefits from certain decisions made by the Adviser. While the Adviser will make decisions for the Company in accordance with their obligations to manage the Company appropriately, the fees, allocations, compensation and other benefits to Morgan Stanley (including benefits relating to business relationships of Morgan Stanley) arising from those decisions may be greater as a result of certain portfolio, investment, service provider or other decisions made for the Company than they would have been had other decisions been made, which also might have been appropriate for the Company. Morgan Stanley will not share any of the interest, fees and other compensation discussed herein received by it (including amounts received by the Adviser) with the Company or the investors, and the management fee payable by or on behalf of the Company and the shareholders will not be reduced thereby.
The Adviser, on our behalf, may enter into one or more strategic relationships with certain Morgan Stanley affiliates, including MSWM and Institutional Securities Group (“ISG”), pursuant to which MSWM, ISG or another Morgan Stanley affiliate may refer to us potential investment opportunities, which may include, without limitation, opportunities to acquire, refinance, restructure or dispose of an investment. We may pay referral or other fees to MSWM, ISG and/or another Morgan Stanley affiliate and/or bear certain expenses in connection with such arrangements. In certain cases, Morgan Stanley or its affiliates may have an interest in or represent another party to the transaction and therefore could have a conflict of interest in connection with the transaction. See “Item 1A. Risk Factors—Risks Related to Conflicts of Interest—Morgan Stanley and its affiliates will face various conflicts of interest as a result of its relationship with us.”
Fees for Services
Morgan Stanley and its current or former affiliates may perform certain limited services for, and will expect to receive customary compensation from, the Company, the entities in which the Company invests or other parties in connection with transactions related to the Company’s investments. Such compensation could include fees relating to financing, hedging and currency exchange services and/or real estate and loan servicing management with respect to investments in which no joint venture operating partner participates with the Company. These fees will not be shared with the Company or its shareholders, although the Advisory Agreement provides that such fees must be approved by a majority of our trustees (including a majority of our independent trustees) not otherwise interested in such transactions as being on an arm’s-length basis and at competitive market rates. Furthermore, Morgan Stanley will not guarantee the performance by its affiliates of any services provided to the Company.
In particular, the Adviser and its affiliates may receive (i) fees relating to investments for services related to permissible brokerage, capital markets/credit origination, loan servicing, property, insurance, management consulting and other similar operational matters performed by the Adviser or its affiliates on arm’s-length terms and at competitive market rates, (ii) fees for advisory services (including investment banking) provided to entities (or with respect to assets) in which the Company, directly or indirectly, has an interest, on arm’s-length terms and at competitive market rates and (iii) fees at market rates for any other services for the Company or any entity used to acquire, hold or dispose of any investments. The aforementioned fees will not be shared with the Company or its shareholders and may not be the result of arm’s-length negotiations.
In addition, from time to time, the Adviser may request various Morgan Stanley business units, or entities in which Morgan Stanley business units have an economic interest, to provide services to the Company for customary compensation.
Morgan Stanley and its personnel can be expected to receive certain intangible and/or other benefits, discounts and/or perquisites arising or resulting from their activities on behalf of the Company which will not be shared with the Company or its shareholders. For example, airline travel or hotel stays incurred may result in “miles” or “points” or credit in loyalty or status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to the benefit of Morgan Stanley and/or such personnel or related parties receiving them (and not the Company or its shareholders) even though the cost of the underlying service is borne by the Company. The shareholders consent to the existence of these arrangements and benefits.
Morgan Stanley’s Investment Management Activities
Morgan Stanley conducts a variety of investment management activities, including sponsoring investment funds that are registered under the Investment Company Act and subject to its rules and regulations. Such activities also include managing assets of pension funds that are subject to federal pension law and its regulations, management of real estate separate accounts for institutional clients and management of portfolios of publicly traded securities. Such activities may present conflicts of interest if the Company pursues an investment in or transaction involving a company or property in which Morgan Stanley’s investment management clients and investment companies have previously invested or a company or property in which an entity in which Morgan Stanley’s investment management clients or investment companies have previously invested has an interest. In certain situations, the Company may be restricted or precluded from pursuing an investment with respect to any such company or property due to certain regulatory considerations, such as Section 17 of the Investment Company Act.
Portfolio Entity Service Providers

The Company and its portfolio entities may engage portfolio entities of the Company and Other Morgan Stanley Accounts (“Portfolio Entity Service Providers”) to provide some or all of the following services with respect to one or more of the Company’s actual or potential investments: (a) management services with respect to a property (i.e., management by a third party manager of operational services); (b) operational services with respect to a property (i.e., general management of a property’s day to day operations including, without limitation, construction management, leasing services, project management and property management); (c) transaction support services with respect to actual or potential investments (including, without limitation, managing relationships with brokers and other potential sources of investments, sourcing potential investments, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordination of design and development activities, overseeing brokers, lawyers, accountants and other advisors, providing in-house legal and accounting services, assistance with due diligence, preparation of project feasibilities, site visits, and specification of technical analysis and review of (i) design and structural work, (ii) architectural, façade and external finishes, (iii) certifications, (iv) operations and maintenance manuals and (v) statutory documents); (d) corporate support services (including, without limitation, accounting, account management, finance, corporate secretarial services, data management, directorship services, human resources, information technology, judicial processes, legal, operational coordination (i.e., coordination with joint venture partners, property managers), risk management, tax and treasury services); and (e) loan servicing and management (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management). Similarly, Other Morgan Stanley Accounts and their portfolio entities may engage Portfolio Entity Service Providers of the Company or Other Morgan Stanley Accounts to provide some or all of these services. Some of the services performed by a Portfolio Entity Service Provider could also be performed by Morgan Stanley from time to time and vice versa. Fees paid by the Company or its portfolio entities to Portfolio Entity Service Providers will not be shared with the Company or offset against the management fees payable by the Company.
Although an operating partner with respect to an investment of the Company would typically co-invest in such investment alongside the Company, Morgan Stanley does not expect a Portfolio Entity Service Provider providing management services with respect to an investment of the Company (i.e., acting as an operating partner) to invest its capital alongside the Company in such investment. However, individual executives of the management team of a Portfolio Entity Service Provider providing such management services with respect to a Company investment may co-invest alongside the Company in such investment as part of such executives’ compensation arrangements with such Portfolio Entity Service Provider to enhance alignment of interest.
Portfolio Entity Service Providers utilized by portfolio entities of the Company or Other Morgan Stanley Accounts will receive compensation for their services, including through incentive based compensation payable to their management teams and other related parties. The incentive based compensation paid to a Portfolio Entity Service Provider with respect to a portfolio entity or property of the Company or Other Morgan Stanley Accounts may vary from the incentive based compensation paid to such Portfolio Entity Service Provider with respect to other portfolio entities or properties of the Company or such Other Morgan Stanley Accounts; as a result the management team of (or other related parties associated with) a Portfolio Entity Service Provider may have greater incentives with respect to certain properties and portfolio entities relative to others, and the performance of certain properties and portfolio entities may provide incentives to retain a Portfolio Entity Service Provider that also services other properties and portfolio entities. Portfolio Entity Service Providers owned by the Company or Other Morgan Stanley Accounts may charge the Company and its portfolio entities for goods and services at rates generally consistent with those available in the market for similar goods and services or, alternatively, may pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the Portfolio Entity Service Provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its portfolio entities to them, along with any related tax costs and an allocation of such Portfolio Entity Service Provider’s overhead, including some or all of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruiting firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio entity; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, may relate to activities occurring outside the period, and therefore the Company could pay more than its pro rata portion of fees for services. Similarly, Other Morgan Stanley Accounts and their portfolio entities may engage Portfolio Entity Service Providers of the Company to provide services, and these Portfolio Entity Service Providers will generally charge for services in the same manner described above, but the Company and its portfolio entities generally will not be reimbursed for any costs incurred (such as start-up costs) relating to such Portfolio Entity Service Providers.

The Company, Other Morgan Stanley Accounts and their respective portfolio entities may enter into joint ventures with third parties to which Portfolio Entity Service Providers will provide services. In some of these cases, the third party joint venture partner may negotiate not to pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, such Other Morgan Stanley Account and their respective portfolio entities that also use the services of such Portfolio Entity Service Provider will, directly or indirectly, pay the difference, or the Portfolio Entity Service Provider will bear a loss equal to the difference.
Portfolio Entity Service Providers are generally expected to be owned by one or more Morgan Stanley funds, such as the Company and/or Other Morgan Stanley Accounts (including co-investment vehicles). In certain instances, a similar company could be owned by Morgan Stanley directly. Morgan Stanley could cause a transfer of ownership of one of these Portfolio Entity Service Providers from the Company to an Other Morgan Stanley Account, or from an Other Morgan Stanley Account to the Company. The transfer of a Portfolio Entity Service Provider between the Company and an Other Morgan Stanley Account is generally expected to be consummated for minimal or no consideration. Morgan Stanley may, but is not required to, obtain a third party valuation confirming the same, and if it does, Morgan Stanley may rely on such valuation.
Certain U.S. Bank Regulatory Considerations
Morgan Stanley is a bank holding company and has elected financial holding company status under the BHCA. Morgan Stanley and its affiliates are subject to various restrictions under U.S. banking laws and regulations and are also subject to supervision and regulation by the Federal Reserve. See “Item 1A. Risk Factors—Risks Related to Our Organizational Structure—Our business may be subject to certain U.S. regulatory regimes applicable to Morgan Stanley and the Adviser, including applicable financial industry rules, which may impact the Adviser’s ability to implement our business strategy and to generate returns to our shareholders” for additional information.
The above-referenced banking laws, rules and regulations and the interpretation thereof by the staff of the Federal Reserve may also restrict the transactions and relationships between Morgan Stanley, on the one hand, and the Company, on the other hand, and may restrict the investments and transactions by the Company.
Morgan Stanley’s status as a bank holding company may result in incremental structuring costs, compliance costs and other related fees and expenses which would not otherwise be borne by the Company (and indirectly by shareholders) were the Company not advised by a bank holding company affiliate.
Brokerage Activities
To the extent permitted by the applicable regulatory authorities, Morgan Stanley will be authorized to engage in transactions in which it acts as a broker for the Company and for another person on the other side of the transaction. The Adviser may, in its discretion, subject to its determination in its discretion that such transactions are on arm’s-length terms, and subject to applicable law (including the Volcker Rule), choose to execute trades or enter into derivative or hedging transactions for portfolio entities with Morgan Stanley, with Morgan Stanley acting as agent and charging a commission or acting as principal and retaining all profits it may realize as a result of such transactions. If Morgan Stanley acts as agent in such a situation, Morgan Stanley may receive commissions from, and have a potentially conflicting division of loyalties and responsibilities regarding, both parties to such transactions. Morgan Stanley may also act as agent for the Company and other clients in selling publicly traded securities simultaneously. In such a situation, transactions will be bundled and clients, including the Company, will receive proceeds from sales based on average prices received, which may be lower than the price that could have been received had the Company sold its securities separately from Morgan Stanley’s other clients.
Morgan Stanley may sponsor, distribute, or refer clients to investment vehicles that compete for opportunities with the Company or otherwise have conflicting interests with respect to the Company.
Multi-Fund Investors / Strategic Partnerships
Morgan Stanley has entered into and may in the future enter into one or more strategic partnerships directly or indirectly with investors (and/or one or more of their affiliates) that commit significant capital to a range of products and investment ideas sponsored by Morgan Stanley. Such arrangements may include the receipt by Morgan Stanley of additional fees or other compensation and Morgan Stanley granting certain preferential terms to such investors, including without limitation specialized reporting, discounts on and/or reimbursement of management fees and/or carried interest applied to some or all of the relevant investment program and/or investment vehicles (including, as applicable, the Company), secondment of personnel from the investor to Morgan Stanley (or vice versa), the referral of potential investment opportunities to such investor based on targeted geographic, sector and other profiles outside the Company (and which referral arrangements may also require payment to Morgan Stanley of management fees, referral fees or other compensation) as well as targeted amounts for co-investments alongside Other Morgan Stanley Accounts (including, without limitation, preferential or favorable allocation of co-investment, and preferential terms and conditions related to co-investment or other participation in Morgan Stanley vehicles (including any carried interest and/or management fees to be charged with respect thereto, as well as any additional discounts or rebates thereof or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). In connection with the foregoing, when making investment allocation decisions with respect to the Company and Other Morgan Stanley Accounts, Morgan Stanley may be incentivized to allocate all or a portion of such potential investments to one or more strategic partnership investors.
Morgan Stanley As Lender
Morgan Stanley is engaged in the business of making, underwriting and syndicating senior and other loans to corporate and other borrowers, which, to the extent permitted by applicable law, including the applicable restrictions of the Volcker Rule, may include the owners of properties in which the Company has invested or will consider investing. To the extent permitted by applicable law, including the applicable restrictions of the Volcker Rule, the Company may invest in transactions in which Morgan Stanley acts as arranger and receives fees from these sponsors. Any fees earned by Morgan Stanley as an administrative agent or initial arranger of loans will not be shared with the Company. If the Company were to purchase securities from Morgan Stanley, or Morgan Stanley were to receive a fee from an issuer for placing securities with the Company, certain conflicts of interest, in addition to the receipt of fees, would be inherent in the transaction. For example, Morgan Stanley as administrative agent or arranger may be exposed to liabilities to purchasers of loans and others in connection with the services it renders in such capacities and its defense of such liabilities would result in it taking actions in its own interests that may be contrary to the interests of purchasers of loans, which may include the Company. Moreover, the interests of one of Morgan Stanley’s clients with respect to a borrower of a loan on a property in which the Company has an investment may be adverse to the best interests of the Company. In conducting the foregoing activities, Morgan Stanley will be acting for its other clients and will have no obligation to act in the best interests of the Company.
Morgan Stanley engages in a variety of activities involving the origination, funding and purchase of loans relating to real estate through its Commercial Real Estate Lending Group (“CRELG”). Situations may arise where the Company is one of several bidders for an investment property and CRELG or another Morgan Stanley affiliate is financing a bid of another bidder for the same property. CRELG or another Morgan Stanley affiliate may hold a loan on a property and such loan may be repaid in connection with an equity investment by a client advised by Morgan Stanley or an affiliate (including the Company). To the extent permitted by applicable law, including the applicable restrictions of the Volcker Rule, CRELG or other Morgan Stanley affiliates may originate loans to facilitate the Company’s purchase of properties, or purchase existing loans on properties held by the Company until they can be securitized or resold. In these and other situations, the interests of CRELG or the other relevant Morgan Stanley affiliate may conflict with those of the Company. For example, the situation may arise where CRELG is required to take action or make decisions with respect to loans relating to one or more of the Company’s properties (such as renegotiating the terms of a loan, deciding whether to grant a consent or waiver with respect to such loan or taking action due to a default under such loan) that were originated by or pledged to CRELG in the course of its business activities. These activities (such as loan origination or purchase) will be undertaken by Morgan Stanley in its own capacity and solely with regard to its own interests, will not require the consent of the Company or the investors (except where required by law), and may conflict with the interests of the Company. In any event, in connection with the foregoing activities, appropriate safeguards will be maintained to preserve the confidentiality of the respective clients’ information.
To the extent permitted by applicable law (including the Volcker Rule), leverage may be provided to certain entities in which the Company invests by Morgan Stanley (provided that such entities do not constitute “covered funds” that are controlled by the Company). Although the Adviser will approve such transactions only on terms as the Adviser determines in good faith to be fair and reasonable to the Company, it is possible that Morgan Stanley’s interests as a lender or other counterparty in any of those circumstances could be in conflict with those of the Company and the interests of its shareholders. The Adviser, which is responsible for pursuing the Company’s investment objectives, is an affiliate of Morgan Stanley and may encounter conflicts where, for example, a decision regarding the acquisition, holding or disposition of an investment is considered attractive or advantageous for the Company yet poses a risk of loss of principal to Morgan Stanley as lender.

The Company as a Potential Creditor
To the extent permitted by applicable law, including the applicable restrictions of the Volcker Rule, the Company may invest directly or indirectly in debt securities or obligations of other Morgan Stanley affiliates or clients, in which case potential conflicts of interest would arise insofar as the Company would have an interest in structuring the financial and other terms (such as interest and repayment terms, covenants and events of default) to be more restrictive than the Morgan Stanley affiliate or client, as equity owner, may desire. In addition, further conflicts could arise after the closing of the investment. For example, conflicts would arise if a borrower is unable to meet its payment obligations or comply with covenants relating to securities held by the Company. If additional funds are necessary as a result of financial or other difficulties, it may not be in the best interests of the Company to provide such additional funds. If the obligor would lose its investment as a result of such difficulties, the Adviser may have a conflict of interest relative to the other Morgan Stanley affiliate or Morgan Stanley client in recommending actions that are in the best interest of the Company.
Restructuring Activities
Morgan Stanley may be engaged to act as financial advisor to financially troubled properties in which the Company holds an investment, including in connection with the restructuring of their capital structures or in connection with their bankruptcy. Morgan Stanley’s compensation for such activities is generally based upon the successful completion of a restructuring, which may include raising funds for the purchase of existing securities or for an equity infusion. In such case, certain conflicts of interest would be inherent in the situation, including those involved in valuing the investment.
Related Party Leasing
The Company may, in certain circumstances, lease property to or from Morgan Stanley, Other Morgan Stanley Accounts and their portfolio entities and affiliates and other related parties. The leases are generally expected to be at market rates. Morgan Stanley may confirm market rates by reference to other leases it is aware of in the market. Morgan Stanley can be expected to nonetheless have conflicts of interest in making these determinations. There can be no assurance that the Company will lease to or from any such related parties on terms as favorable to the Company as would apply if the counterparties were unrelated. By executing a Subscription Agreement with respect to the Company, each shareholder acknowledges these conflicts related to leasing, acknowledges that these conflicts will not necessarily be resolved in favor of the Company, agrees that shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts, consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against Morgan Stanley and releases each of them from any liability arising from the existence of any such conflict of interest.
Management of the Company
It is expected that the Morgan Stanley officers and employees responsible for managing the Adviser will continue to oversee other funds and separate accounts managed by MSREI or its affiliates. For example, Henry D’Alessandro is a Managing Director of Morgan Stanley and Head of Credit of the Company, and will continue in his roles as the Chief Investment Officer of the North Haven Credit Partners II, North Haven Credit Partners III and North Haven Senior Loan Fund. Conflicts of interest may arise in allocating time, services or functions of these officers and employees.
The members of the Company’s investment team will generally devote such time as Morgan Stanley, in its sole discretion, deems necessary to carry out the operations of the Company effectively. The members of the Company’s investment team may also work on projects for Morgan Stanley (including the Other Morgan Stanley Accounts), and conflicts of interest may arise in allocating management time, services or functions among such affiliates. Time spent on these other projects diverts attention from the activities of the Company, which could negatively impact the Company and its shareholders. Furthermore, Morgan Stanley and Morgan Stanley personnel derive financial benefit from these other activities, including fees and performance-based compensation. Although Morgan Stanley will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company. The agreements and arrangements among Morgan Stanley, the Company and the members of the Company’s investment team have been and will be established by Morgan Stanley and may not be the result of arm’s-length negotiations. Certain members of the Company’s investment team, including senior members thereof, are not expected to be involved in each aspect of the Company, including in evaluating and reviewing certain types of investments made by the Company. Morgan Stanley (including the Adviser, members of the Company’s investment team and members of the Investment Committee) is not precluded from conducting activities unrelated to the Company.

Charitable Donations
The Adviser may, from time to time, cause the Company and/or its portfolio entities to make contributions to charitable initiatives or other non-profit organizations that the Adviser believes could, directly or indirectly, enhance the value of the Company’s investments or otherwise serve a business purpose for, or be beneficial to, the Company’s portfolio entities. Such contributions could be designed to benefit employees of a portfolio entity or the community in which a property is located or in which the portfolio entity operates. In certain instances, such charitable initiatives could be sponsored by, affiliated with or related to current or former employees of Morgan Stanley, operating partners, joint venture partners, portfolio entity management teams and/or other persons or organizations associated with Morgan Stanley, the Company or the Company’s portfolio entities. These relationships could influence the Adviser in deciding whether to cause the Company or its portfolio entities to make charitable contributions. Further, such charitable contributions by the Company or its portfolio entities could supplement or replace charitable contributions that Morgan Stanley would have otherwise made. Also, in certain instances, the Adviser may, from time to time, select a lender and/or service provider to the Company or its portfolio investments based, in part, on the charitable initiatives of such lender or service provider where the Adviser believes such charitable initiatives could, directly or indirectly, enhance the value of the Company’s portfolio investments or otherwise serve a business purpose for, or be beneficial to, the Company’s portfolio entities, and even where the economic terms of such loan or service arrangement are otherwise less favorable than the terms offered by another lender or service provider that does not engage in such charitable initiatives.
Any such charitable contributions made by the Company or its portfolio entities, as applicable, which could reduce the Company’s returns in respect of the relevant portfolio investment, will not offset management fees paid or allocable to the Adviser or distributions with respect to the Special Limited Partner’s performance participation allocation. There can be no assurance that any such activities will actually be beneficial to or enhance the value of the Company or its portfolio entities, or that the Adviser will be able to resolve any associated conflict of interest in favor of the Company.
Other Considerations
No Independent Advice
The terms of the agreements and arrangements under which the Company is established and will be operated have been or will be established by Morgan Stanley and are not the result of arm’s-length negotiations or representations of shareholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in the Company.
Certain Business Relationships
Certain of our current trustees and officers are directors, officers or employees of the Adviser.
Trustee Independence
Our Declaration of Trust defines an “independent trustee” as a trustee who (a) is not an officer or employee of the Company, any subsidiary of the Company, or Morgan Stanley or its affiliates, (b) our board of trustees affirmatively determines has no material relationship with the Company and (c) otherwise satisfies the director independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time.
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).
Promoters and Certain Control Persons
The Adviser may be deemed a promoter of the Company. We entered into the Advisory Agreement with the Adviser. The Adviser, for its services to us, is entitled to receive the management fee in addition to the reimbursement of certain expenses. We entered into the Operating Partnership Agreement, pursuant to which the Special Limited Partner is entitled to receive a performance participation allocation. Further, under the Advisory Agreement and Declaration of Trust, we expect, to the extent permitted by applicable law, to indemnify the Adviser and certain of its affiliates. See “Item 1. Business—Our Adviser.”

Item 14. Principal Accounting Fees and Services
Independent Auditors
During the year ended December 31, 2024, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.
Audit and Non-Audit Fees
The following table sets forth the fees billed by Deloitte as of the date of this filing for the year ended December 31, 2024, and for the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023 (in thousands):

	For the Year Ended December 31, 2024	For the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023
Audit fees	$525,000	$205,000
Audit-related services	—	—
Tax fees	—	—
All other fees	1,895	—
Total:	$526,895	$205,000

Audit Fees
Audit fees include fees for services that normally would be provided by Deloitte in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.
Audit-related services
Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Fees
Tax fees include amounts billed to us for professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and advice, including federal, state and local tax issues. Services may also include assistance with tax audits and appeals before the U.S. Internal Revenue Service and similar state and local taxing authorities, as well as federal, state and local tax issues related to REIT due diligence of property acquisitions.
All other fees
These are fees for any services not included in the above-described categories.
Audit Committee Pre-Approval Policies and Procedures
In accordance with our Audit Committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee of our board of trustees, which concluded that the provision of such services by Deloitte was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.
Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee, and must include a description of the services to be provided and a statement by the independent registered public accounting firm and principal accounting officer of the Company confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.
The Audit Committee may delegate pre-approval authority to one or more of its members or a subcommittee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.
Part IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this annual report:
1.Financial Statements: The financial statements contained herein are set forth on pages 89 to 113 of this Annual Report on Form 10-K.
2.Financial Statement Schedules: Refer to Index to Financial Statements contained herein on page 112 of this Annual Report on Form 10-K. The information required by Schedule III and Schedule IV is included in the Notes to Consolidated Financial Statements.
3.Exhibits:

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

3.3	Bylaws of North Haven Net REIT, dated March 29, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
4.1	Share Repurchase Plan of the Company (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
4.2	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
4.3*	Description of Securities
10.1
Advisory Agreement, dated April 1, 2024, by and among North Haven Net REIT, NH Net REIT Operating Partnership, LP and MSREF Real Estate Advisor, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

10.2
Amended and Restated Limited Partnership Agreement of NH Net REIT Operating Partnership, LP, dated April 1, 2024, by and among North Haven Net REIT, as the general partner, Net REIT Special Limited Partner LP, and the other limited partners party thereto from time to time (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

10.3
Dealer Manager Agreement, dated April 1, 2024, by and between North Haven Net REIT and Morgan Stanley Distribution, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

10.4
Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on January 11, 2024 and incorporated herein by reference)

10.5
Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on November 11, 2023 and incorporated herein by reference)

10.6
Subscription Agreement in connection with the Morgan Stanley Equity Investment, dated April 1, 2024, by and among North Haven Net REIT, NH Net REIT Operating Partnership, LP, and MSREI Holding, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

10.7
Subscription Agreement in connection with the Morgan Stanley Equity Investment, dated April 1, 2024, by and among North Haven Net REIT, NH Net REIT Operating Partnership, LP, and Net REIT Special Limited Partner LP (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

10.8
Line of Credit, dated November 22, 2023, by and between the Company and MSREI Holding (filed as Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on January 11, 2024 and incorporated herein by reference)

10.9	Independent Trustee Compensation Policy (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
10.10	Independent Trustee Restricted Common Share Plan (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
10.11	Form of Restricted Common Share Award Certificate (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
19.1*	Insider Trading Policy
21.2*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith
Item 16. Form 10–K Summary
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Net REIT
Date: February 24, 2025	By:	/s/ Douglas Armer
Douglas Armer
Chief Financial Officer and Head of Capital Markets

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on February 24, 2025.

Name	Title

/s/ Douglas Armer	Chief Financial Officer and Head of Capital Markets (Principal Executive Officer)
Douglas Armer

/s/ John Calace	Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
John Calace

/s/ Lauren Hochfelder	Executive Chairperson and Trustee
Lauren Hochfelder

/s/ Craig R. Callen	Trustee
Craig R. Callen

/s/ Kathleen Barthmaier	Trustee
Kathleen Barthmaier

/s/ Lawrence Schloss	Trustee
Lawrence Schloss