Form 10-Q
period 2025-03-31
North Haven Net REIT
filed 2025-05-08
CIK 1999784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

As of May 8, 2025 the issuer had the following shares outstanding: 18,641,359 Class F-S shares, 7,958,882 Class F-I shares, 2,616,731 Class F-IO shares, 5,791,352 Class S shares, 2,798,103 Class I shares, 149,124 Class IO shares and 4,805,252 Class E shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands, except for share and per share data)

	March 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$524,287	$426,292
Investments in real estate debt, net(1)	74,361	74,217
Cash and cash equivalents	385,240	261,571
Restricted cash	29,334	29,767
Intangible assets, net	105,914	94,582
Other assets	12,982	6,683
Total assets(2)	$1,132,118	$893,112
Liabilities
Secured debt, net	$264,298	$108,359
Due to affiliates	42,470	38,915
Intangible liabilities, net	30,978	26,207
Subscriptions received in advance	28,601	29,767
Other liabilities	14,225	11,425
Total liabilities(2)	380,572	214,673
Commitments and contingencies (Note 14)	—	—
Redeemable common shares, par value Class E shares, $0.01 per share, 1,225,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024 (Note 8)	24,843	24,757
Redeemable non-controlling interests (Note 8)	507	505
Equity
Common shares, par value $0.01 per share, 38,755,571 and 34,705,985 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (Note 11)	388	347
Additional paid-in capital	737,914	659,755
Accumulated deficit and cumulative distributions	(14,446)	(9,305)
Equity	723,856	650,797
Non-controlling interests in third-party ventures	2,217	2,255
Non-controlling interest attributable to preferred shareholders	123	125
Total equity	726,196	653,177
Total liabilities and equity	$1,132,118	$893,112

(1)
Net of a current expected credit loss allowance of $695 as of March 31, 2025 and December 31, 2024.
(2)
The condensed consolidated balance sheets include assets of a consolidated variable interest entity (“VIE”), which can only be used to settle the obligations of the VIE of $47,868 and $46,538 as of March 31, 2025 and December 31, 2024, respectively and liabilities, which includes third-party liabilities, for which the creditors or beneficial interest holders do not have recourse against us of $30,121 and $1,436 as of March 31, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands, except for share and per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues
Rental revenue	$12,997	$377
Total revenues	$12,997	$377
Expenses
Rental property operating	$1,617	$7
Depreciation and amortization	6,656	140
General and administrative	1,074	—
Total expenses	$9,347	$147
Other income (expenses)
Income from investments in real estate debt	$1,671	$—
Other income	3,817	—
Interest expense	(3,511)	(284)
Total other income (expenses)	$1,977	$(284)
Net income (loss)	$5,627	$(54)
Net income attributable to non-controlling interests in Operating Partnership unit holders	$4	$—
Net income attributable to non-controlling interests in third-party ventures	$1	$—
Net income (loss) attributable to common shareholders	$5,622	$(54)
Net income (loss) per common share, basic and diluted	$0.15	$(1,111.01)
Weighted-average common shares outstanding, basic and diluted	38,623,450	48

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity	Non-controlling interests in third party ventures and attributable to preferred shareholders	Total Equity
December 31, 2024	34,705,985	$347	$659,755	$(9,305)	$650,797	$2,380	$653,177
Common shares issued	3,845,676	39	77,819	-	77,858	-	77,858
Common shares repurchased (Refer to Note 11 - Equity for gross per share)	(77,885)	(1)	(1,546)	-	(1,547)	-	(1,547)
Amortization of restricted share grants	-	-	20	-	20	-	20
Offering costs	-	-	(3,738)	-	(3,738)	-	(3,738)
Distribution reinvestment	281,795	3	5,696	-	5,699	-	5,699
Distributions declared on common shares (Refer to Note 11 - Equity for gross per share)	-	-	-	(10,763)	(10,763)	-	(10,763)
Net income ($4 allocated to redeemable non-controlling interests)	-	-	-	5,622	5,622	1	5,623
Distributions to non-controlling interests	-	-	-	-	-	(41)	(41)
Allocation to redeemable common shares	-	-	(86)	-	(86)	-	(86)
Allocation to redeemable non-controlling interests	-	-	(6)	-	(6)	-	(6)
March 31, 2025	38,755,571	$388	$737,914	$(14,446)	$723,856	$2,340	$726,196

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Deficit
December 31, 2023	50	$0	$1	$(69)	$(68)
Net loss	—	—	—	(54)	(54)
Distributions declared prior to principal operations commencement ($216.89 gross per share)	—	—	—	(11)	(11)
Shares repurchased	(50)	(0)	(1)	—	(1)
March 31, 2024	—	$—	$—	$(134)	$(134)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$5,627	$(54)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Straight-line rent adjustment	(921)	(56)
Amortization of above- and (below)- market lease, net	(357)	50
Depreciation and amortization	6,656	140
Amortization of discount on mortgage loans	196	—
Amortization of real estate debt origination fees	(61)	—
Amortization of deferred financing costs	88	—
Amortization of restricted share grants	20	—
Changes in assets and liabilities
Other assets	(1,515)	(7)
Other liabilities	1,932	7
Due to affiliates	1,045	284
Net cash provided by operating activities	$12,710	$364
Cash flows from investing activities:
Acquisition of real estate	$(59,824)	$(26,409)
Fundings of real estate debt	(83)	—
Investment in unconsolidated joint venture	(2,113)	—
Capital improvements to real estate	(868)	—
Return of earnest money deposit	250	—
Net cash used in investing activities	$(62,638)	$(26,409)
Cash flows from financing activities:
Proceeds from issuance of common shares	$48,094	$—
Subscriptions received in advance	28,601	248,354
Repurchase of common shares	(245)	(1)
Payment of offering costs	(1,223)	—
Proceeds from mortgage loans	106,250	—
Payment of deferred financing costs	(1,304)	—
Earnest money deposit attributable to secured debt	(2,000)	—
Repayment of mortgage loans	(291)	—
Payment of distributions to common shareholders	(4,669)	(11)
Payment of distributions to operating partnership units	(8)	—
Payment of distributions to non-controlling interests	(41)	—
Net cash provided by financing activities	$173,164	$248,342
Net change in cash, cash equivalents and restricted cash	$123,236	$222,297
Cash, cash equivalents and restricted cash at the beginning of the period	291,338	27,251
Cash, cash equivalents, and restricted cash at the end of the period	$414,574	$249,548
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$385,240	$1,195
Restricted cash	29,334	248,353
Total cash, cash equivalents and restricted cash	$414,574	$249,548
Supplemental disclosure:
Interest paid	$2,528	$—
Supplemental disclosure of non-cash financing activities:
Interest capitalized to the warehouse credit facility	$—	$69
Assumption of mortgage loans	$51,000	$—

Distribution reinvestment	$5,696	$—
Accrued distributions for common shareholders	$3,720	$—
Accrued distributions for redeemable non-controlling interests	$3	$—
Accrued shareholder servicing fees	$3,444	$—
Accrued offering costs	$5	$—
Accrued share repurchases	$1,547	$—
Allocation to redeemable common shares	$86	$—
Allocation to redeemable non-controlling interests	$6	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

($ in thousands, except for share and per share data)

1. Organization and Business Purpose

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

On January 11, 2024, the Company commenced a continuous, blind-pool private offering (the “Offering”), pursuant to which it offers and sells to a limited number of investors its common shares, including, but not limited to, common shares classified as Class S shares, Class I shares, Class IO shares, Class F-S shares, Class F-I shares, Class F-IO shares (Class F-S shares, Class F-I shares and Class F-IO shares together with certain other share classes collectively referred to as “Founder Share Classes”) and Class E shares. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations.

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

As of March 31, 2025, the Company owned 17 net lease investments in the industrial sector, one net lease investment in the retail sector and one investment in real estate debt.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated balance sheet. Actual results could differ from those estimates.

All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2025.

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

As of March 31, 2025, the Company owned a 95% interest in a joint venture, which is considered to be a VIE. The Company consolidates this entity because it is the primary beneficiary.

As of March 31, 2025, the Company owned a $3,315 preferred equity interest in a joint venture, which is considered to be a VIE. The Company does not consolidate this entity because it is not the primary beneficiary. As of March 31, 2025, the Company's risk of loss with respect to this joint venture was limited to the carrying value of the investment.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of March 31, 2025 and December 31, 2024, the Company held $372,344 and $245,000, respectively, in cash equivalents. Income generated on our cash and cash equivalents is recorded in the period in which it is earned under other income in the condensed consolidated statements of operations.

Restricted Cash

Restricted cash primarily consists of cash received for subscriptions prior to the date in which shareholders are admitted into the Company and, to a lesser extent, cash held in escrow for property taxes and capital expenditures by a third-party loan servicer. The Company’s restricted cash was $29,334 and $29,767 as of March 31, 2025 and December 31, 2024, respectively, and is held in bank accounts controlled by the Company’s transfer agent and loan servicer but in the name of the Company.

Investments in Real Estate

When acquiring a property, the Company determines whether the acquisition should be accounted for as a business combination or an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” For both a business combination and an asset acquisition, the Company records the identifiable assets acquired and liabilities assumed in the acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase and expenses acquisition-related costs as incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions. As of March 31, 2025, the Company owned 18 properties and each acquisition was accounted for as an asset acquisition.

Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets and assumed liabilities (including land, buildings, above- and below-market leases, in-place leases, and other identified intangible assets and liabilities) and then allocates the purchase price to these acquired assets and assumed liabilities based on respective fair values. The Company bases its fair value assessments on cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends, and market and economic conditions. Assumed debt, if any, is recorded at fair value based on the present value of expected future payments and any assumed discount or premium to principal value is recorded as an adjustment to interest expense, using the effective yield method, in the condensed consolidated statement of operations.

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

Intangible lease assets and liabilities are recorded net of amortization on the Company’s condensed consolidated balance sheets. The amortization of acquired above- and below-market leases is recorded to rental revenue in the Company’s condensed consolidated statements of operations. The amortization of leasing commissions and leases in-place are recorded in depreciation and amortization in the Company’s condensed consolidated statements of operations.

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

For the three months ended March 31, 2025 and 2024, the Company recognized depreciation expense of $4,286 and $98, respectively, which was recorded as depreciation and amortization in the condensed consolidated statements of operations.

Significant improvements to properties are capitalized within investments in real estate on the Company's condensed consolidated balance sheets whereas repairs and maintenance are expensed as incurred and recorded in rental property operating expense in the Company’s condensed consolidated statements of operations.

Real estate investments are evaluated for impairment on a quarterly basis. The Company considers the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate investment is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate investment over the estimated remaining holding period is less than the carrying value of such investment. An impairment charge is recorded equal to the excess of the carrying value of the real estate investment over the fair value. When determining the fair value of a real estate investment, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of March 31, 2025 and December 31, 2024, the Company has not recorded any impairments on its investments in real estate.

Investment in Unconsolidated Joint Venture

The Company accounts for its joint venture investment using the equity method of accounting when its interest represents a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when its interest does not represent a general partnership interest and it does not control the major operating and financial policies of the investment. This investment is initially recorded at cost as an investment in unconsolidated joint venture and is subsequently adjusted for its share of earnings and cash contributions and distributions. To the extent the Company's cost basis at formation of the joint venture is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company's share of equity in earnings of unconsolidated joint venture.

The Company analyzes its investment in unconsolidated joint venture for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and the Company's intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and subject to future events that may alter its assumptions, the Company may be required to recognize future impairment losses on its investments in unconsolidated affiliates. As of March 31, 2025 and December 31, 2024, the Company has not recorded any impairments on its investment in unconsolidated joint venture.

Redeemable Common Shares

The Company classifies common shares held by its affiliate as redeemable common shares on its condensed consolidated balance sheets at redemption value. Redemption value is determined based on the Company's NAV per share of the applicable share class as of the reporting date. Changes in the value of redeemable common shares are recorded within additional paid-in capital.

Revenue Recognition

The Company’s primary source of revenues is rental revenue, which is accounted for under ASC 842, “Leases.” Rental revenue primarily consists of fixed contractual base rent, and, to a lesser extent tenant reimbursements, arising from tenant operating leases at our properties. Rent under leases where collection is deemed probable is recognized as revenue on a straight-line basis, including any determinable rent step-up or abatement provisions, over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Leases that are that are deemed uncollectible are recognized as a reduction to rental revenue through a reversal of deferred rent. Any future cash receipts on leases that are deemed uncollectible will be recorded as income on a cash basis. The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. The Company exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. As of March 31, 2025 and December 31, 2024, all rent collection was deemed probable.

The Company's investment in real estate debt consists of one commercial mortgage loan secured by real estate and are classified as held-to-maturity. The Company recognizes interest income on this loan using the effective interest method. Upfront origination fees are deferred and recognized over the life of the loan as an adjustment to yield under the effective interest method. Interest income and amortization of upfront origination fees are recorded under income from investments in real estate debt in the condensed consolidated statements of operations.

Loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments which are contractually due. When a loan is placed on non-accrual status, interest is only recognized when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments which are contractually due. As of March 31, 2025 and December 31, 2024, there were no loans on non-accrual status.

Current Expected Credit Losses

The current expected credit loss allowance (“CECL Allowance”) is an allowance for losses required under the ASC Topic 326, “Financial Instruments—Credit Losses” (“ASC 326”), which reflects the Company's current estimate of potential credit losses related to its investments in real estate debt included in its condensed consolidated balance sheets as a reduction of the carrying value of the investments. Changes to the CECL Allowance is recognized through net income on the Company's condensed consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL Allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. ASC 326 requires that all financial instruments within its scope have some amount of loss allowance regardless of credit quality, subordinate capital or other mitigating factors.

As of March 31, 2025 and December 31, 2024, the Company had one investment in real estate debt and the CECL Allowance was estimated using the Weighted-Average Remaining Maturity (“WARM Method”). Under the WARM Method, the Company determines an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to its investments in real estate debt over their expected remaining term.

Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. The Company compiled relevant historical loan loss reference data from an affiliate of the Adviser and third-party sources. Within this data, the Company focused our historical loss reference calculations on the subset of data most relevant to its one investment in real estate debt as of March 31, 2025 and December 31, 2024. The metrics considered by the Company include asset type, geography and origination loan-to-value. The Company believes this historical loan loss reference data is the most relevant, available and comparable dataset to its portfolio. In the future, the Company may use other acceptable methods, such as a probability-of-default/loss-given-default method.

Accrued interest related to the Company's investments in real estate debt are excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.

Estimation of Economic Conditions

In accordance with ASC 326, the CECL Allowance is adjusted to reflect the Company's estimation of the current and future economic conditions that impact the performance of the real estate securing its loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company's loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to the Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting the Company's portfolio could vary significantly from the estimates it made as of March 31, 2025 and December 31, 2024.

Deferred Financing Costs

Costs incurred in connection with financings are capitalized and amortized over the non-cancelable financing term and are recorded as a component of interest expense within the condensed consolidated statements of operations. The deferred unamortized financing costs are recorded as a reduction to the carrying amount of the respective secured debt on the condensed consolidated balance sheets.

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

The Company had no deferred tax asset or liability as of March 31, 2025 or December 31, 2024. For the three months ended March 31, 2025 and 2024, there were no unrecognized tax benefits. The Company is subject to federal, state and local income tax examinations by taxing authorities for 2023-2025.

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

The Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2,164 and $2,158 as of March 31, 2025 and December 31, 2024, respectively, which is recorded as due to affiliates on the Company's condensed consolidated balance sheets.

Organizational expenses are expensed as incurred, and offering expenses are charged to equity. For the three months ended March 31, 2025, the Company did not incur organizational expenses. For the three months ended March 31, 2024, the Company did not record organizational expenses in the condensed consolidation statement of operations because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.

Operating Expenses

The Adviser has agreed to advance certain operating expenses on behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025.

The Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $5,296 and $4,257 as of March 31, 2025 and December 31, 2024, respectively, which is recorded as due to affiliates on the Company's condensed consolidated balance sheets.

Operating expenses are expensed in the period in which they are incurred. For the three months ended March 31, 2025, the Company recorded operating expenses of $1,061 in its condensed consolidated statements of operations. For the three months ended March 31, 2024, the Company did not record operating expenses in the condensed consolidation statement of operations because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.

Share-Based Compensation

The Company compensates each non-employee member of its board of trustees who are not affiliated with Morgan Stanley with an annual retainer of restricted Class E shares as part of their compensation for services on its board of trustees. See “Note 11. Equity” for additional information regarding share-based compensation. Compensation cost related to restricted common shares issued is measured at its fair value on the grant date and amortized into expense over the vesting period on a straight-line basis.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards and pronouncements issued by the Financial Accounting Standards Board (“FASB”).

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures” (“Topic 280”). Topic 280 enhances disclosures of significant segment expenses and other segment items regularly provided to the CODM, extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. The amendments are effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption to all periods presented is required, and early adoption of the amendments is permitted. The Company adopted this accounting standard, but there is no material impact to its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“Topic 740”). Topic 740 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income (loss) from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). Topic 740 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of adopting this new guidance in its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220-40): Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“Topic 220-40”). Topic 220-40 requires the disaggregation of expenses into required categories in disclosures within the footnotes of the financial statements. The FASB identified the required expense categories as: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. The guidance is effective for annual periods beginning after December 15, 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statement disclosures.

3. Investments in Real Estate, net

Investments in real estate, net consisted of the following:

	March 31, 2025	December 31, 2024
Building and building improvements	$412,712	$340,648
Land and land improvements	65,875	50,165
Site improvements	54,841	40,334
Total	533,428	431,147
Accumulated depreciation	(9,141)	(4,855)
Investments in real estate, net	$524,287	$426,292

Acquisitions

The following table details the acquisition values, including capitalized costs, property types and total rentable square feet for acquisitions made by the Company during the three months ended March 31, 2025:

Property Type	Acquisition value	Number of properties	Square feet (in thousands)
Industrial	$110,825	3	803

During the three months ended March 31, 2024, the Company acquired one 153,894 square foot net lease investment in the industrial sector for $27,909, including capitalized acquisition costs.

The following table summarizes the purchase price allocation for the properties acquired during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Building and building improvements	$72,064	$5,431
Land and land improvements	15,710	11,414
Site improvements	14,477	3,022
In-place leases	10,480	2,542
Leasing commissions	3,000	1,110
Above-market lease	344	4,390
Below-market lease	(5,250)	—
Total purchase price	$110,825	$27,909
Assumed borrowings(1)	(51,000)	—
Net purchase price	$59,825	$27,909

(1)
Refer to “Note 6. Secured Debt, net” for more information on mortgage loans assumed.

Acquisition-related intangible assets and liabilities are recorded in intangible assets, net and intangible liabilities, net, respectively, on the condensed consolidated balance sheets.

4. Investments in Real Estate Debt, Net

The following table details the Company's investment in real estate debt:

	March 31, 2025
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,743	$687	$74,361	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $695 CECL Allowance.
(2)
Represents the one-month SOFR, which was 4.38% as of March 31, 2025.

	December 31, 2024
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,660	$748	$74,217	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $695 CECL Allowance.
(2)
Represents the one-month SOFR, which was 4.50% as of December 31, 2024.

CECL Allowance

There was no allowance for current expected credit losses recorded during the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025, the Company did not record any charge-offs or recoveries related to its investments in real estate debt. As of March 31, 2025, the Company's investment in real estate debt was not delinquent.

5. Intangibles

The following table summarizes the identified intangible assets:

	March 31, 2025				December 31, 2024
Intangible assets:	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)
In-place leases	$86,157	$(4,164)	$81,993	13.0	$75,677	$(2,270)	$73,407	12.8
Leasing commissions	18,766	(1,008)	17,758	9.6	15,766	(532)	15,234	10.1
Above-market lease	6,600	(437)	6,163	12.4	6,256	(315)	5,941	12.6
Total intangible assets:	$111,523	$(5,609)	$105,914	12.4	$97,699	$(3,117)	$94,582	12.4

During the three months ended March 31, 2025 and 2024, the Company recognized $2,370 and $42, respectively, of amortization related to its in-place lease intangible assets and leasing commissions, which is recorded as a component of depreciation and amortization in the condensed consolidated statement of operations.

During the three months ended March 31, 2025 and 2024, the Company recognized $122 and $50, respectively, of amortization related to above-market lease intangible assets, which is recorded as a decrease to rental revenue in the condensed consolidated statements of operations.

The following table summarizes the identified intangible liabilities:

	March 31, 2025				December 31, 2024
Intangible liabilities:	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)
Below-market lease	$32,160	$(1,182)	$30,978	16.7	$26,910	$(703)	$26,207	16.8
Total intangible liabilities:	$32,160	$(1,182)	$30,978	16.7	$26,910	$(703)	$26,207	16.8

During the three months ended March 31, 2025, $479 of amortization related to below-market lease intangible liabilities is recorded as an increase to rental revenue in the condensed consolidated statements of operations. There was no amortization related to intangible liabilities for the three months ended March 31, 2024.

The estimated future amortization of the Company’s intangible assets and liabilities for each of the next five years and thereafter as of March 31, 2025, is as follows:

Year	In-place leases	Leasing commissions	Above-market lease	Below-market lease
2025 (Remaining)	$5,867	$1,598	$381	$1,517
2026	7,823	2,131	510	2,023
2027	7,823	2,131	510	2,023
2028	7,823	2,131	510	2,023
2029	7,823	2,131	510	2,023
Thereafter	44,834	7,636	3,742	21,369
Total	$81,993	$17,758	$6,163	$30,978

6. Secured Debt, net

The following table details the Company's debt as of March 31, 2025 and December 31, 2024:

			March 31, 2025		December 31, 2024
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost	Principal Balance	Amortized Cost
Mortgage loans(2)	5.30%	5/21/2030	$218,074	$215,725	$61,115	$58,570
Secured note(3)	S + 2.00%	1/1/2028	50,300	50,300	50,300	50,300
Deferred financing costs, net				(1,727)		(511)
Total secured debt, net:			$268,374	$264,298	$111,415	$108,359

(1)
The term "S" represents one-month SOFR, which was 4.38% and 4.50% as of March 31, 2025 and December 31, 2024, respectively.
(2)
Amortized cost is net of unamortized mortgage discount of $2,349 and $2,545 as of March 31, 2025 and December 31, 2024, respectively.

(3)
Secured by an investment in real estate debt with the same benchmark rate and maturity date including two one-year extension options.

As of March 31, 2025 and December 31, 2024, the Company was in compliance with all of its covenants related to its mortgage loans and secured note.

The following table summarizes the future principal payments due under our secured debt, based on their maturities assuming all extension options have been exercised, as of March 31, 2025:

Year	Amount
2025 (Remaining)	$1,076
2026	1,851
2027	1,939
2028	58,249
2029	775
Thereafter	204,392
Total:	$268,282

7. Other Assets and Other Liabilities

The following table details the components of the Company's other assets at the dates indicated:

	March 31, 2025	December 31, 2024
Earnest money deposit	$4,355	$2,605
Investment in unconsolidated joint venture	3,315	1,202
Tenant receivables	2,895	1,572
Straight-line rent receivables	1,861	940
Interest receivable	556	364
Total other assets	$12,982	$6,683

The following table details the components of the Company's other liabilities at the dates indicated:

	March 31, 2025	December 31, 2024
Accrued property expenses	$4,542	$2,622
Distribution payable	3,723	3,324
Due to tenants	1,365	2,335
Unearned rental income	2,001	2,031
Redemptions payable	1,547	245
Interest payable	1,047	868
Total other liabilities	$14,225	$11,425

8. Redeemable Common Shares and Non-Controlling Interests

On April 1, 2024, MSREI Holding, Inc., an affiliate of the Adviser purchased 1,225,000 Class E shares of the Company and the Special Limited Partner purchased 25,000 Class E Operating Partnership units, in each case, at a price per share/unit equal to $20.00 (the “Morgan Stanley Equity Investment”). Each of the offers and sales of the shares/units described above was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.

MSREI Holding and the Special Limited Partner have agreed to hold the Class E shares/Operating Partnership units issued in respect of the Morgan Stanley Equity Investment until the earlier of (i) the first date that the Company's NAV reaches $1.5 billion and (ii) April 1, 2027, which is three years after the initial closing of the Company's private offering. Following such date, each quarter MSREI Holding and the Special Limited Partner may request, with respect to the Morgan Stanley Equity Investment, that the Company repurchase (each, a “MS Repurchase”), a number of Class E shares/ Operating Partnership units in an amount equal to the amount available under the Company's share repurchase plan’s 5% quarterly cap, but only after the Company first satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the Company's share repurchase plan. Notwithstanding the foregoing, for so long as Morgan Stanley or its affiliate acts as investment adviser to the Company, the Company will not affect any MS Repurchase during any quarter in which the full amount of all common shares requested to be repurchased by shareholders other than Morgan Stanley and its affiliates under the Company's share repurchase plan is not repurchased or when the Company's share repurchase plan has been suspended.

As of March 31, 2025, Class E shares held by MSREI Holding and Class E units held by the Special Limited Partner pursuant to the Morgan Stanley Equity Investment are classified in mezzanine equity because the Company is required to repurchase or redeem, as applicable, these Class E shares / units upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed above).

The Class E shares held by MSREI Holding are classified as redeemable common shares on the Company's condensed consolidated balance sheets. The following table summarizes the changes in the Company's outstanding redeemable common shares for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Balance at the beginning of the year	1,225,000
Issuance of common shares	—
Ending Balance	1,225,000

Redeemable common shares are recorded at their redemption value, which is equivalent to fair value, of such Class E common shares at the end of each measurement period. As of March 31, 2025, there was an allocation of $86 to the redeemable common shares in connection with this fair value measurement.

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

The following table details the activity of redeemable non-controlling interests related to the Special Limited Partner for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Balance at the beginning of the year	$505
Issuance	-
GAAP income allocation	4
Distributions	(8)
Fair value allocation	6
Ending Balance	$507

9. Related Party Transactions

The following table details the components of due to affiliates:

	March 31, 2025	December 31, 2024
Accrued shareholder servicing fees	$35,010	$32,500
Advanced operating expenses	5,296	4,257
Advanced organizational and offering expenses	2,164	2,158
Due to affiliates	$42,470	$38,915

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

The Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2,164 and $2,158 as of March 31, 2025 and December 31, 2024, respectively, which is recorded as due to affiliates on the Company's condensed consolidated balance sheets.

Organizational expenses are expensed as incurred, and offering expenses are charged to equity. For the three months ended March 31, 2025, the Company did not incur organizational expenses. For the three months ended March 31, 2024, the Company did not record organizational expenses in the condensed consolidation statement of operations because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.

Operating Expenses

The Adviser has agreed to advance certain operating expenses on behalf of the Company through April 1, 2025, which is 12 months following the initial closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025.

The Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $5,296 and $4,257 as of March 31, 2025 and December 31, 2024, respectively, which is recorded as due to affiliates on the Company's condensed consolidated balance sheets.

Operating expenses are expensed in the period in which they are incurred. For the three months ended March 31, 2025, the Company recorded operating expenses of $1,061 in its condensed consolidated statements of operations. For the three months ended March 31, 2024, the Company did not record operating expenses in the condensed consolidation statement of operations because such costs were not the Company’s liability until April 1, 2024, the date on which the Company commenced operations through the initial closing of the Offering and admittance of third-party shareholders.

Dealer Manager

On April 1, 2024, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with the Dealer Manager such that it will serve as the dealer manager for the Offering.

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class F-S share and Class S share sold in the Offering. For the three months ended March 31, 2025, the Company incurred $289 in upfront selling commissions which are charged against additional paid-in-capital as offering costs. There were no upfront selling commissions for the three months ended March 31, 2024, as the Company had not completed the initial closing of its private offering.

The Company pays the Dealer Manager selling commissions equal to 0.85% per annum of the aggregate NAV of our outstanding Class F-S shares and Class S shares over time as shareholder servicing fees for ongoing services rendered to shareholders. Shareholder servicing fees are accrued upon the sale of Class F-S shares and Class S shares and are based upon our best estimate of aggregate fees payable. For the three months ended March 31, 2025, the Company incurred $3,444 in shareholder servicing fees which are charged against additional paid-in-capital as offering costs. There were no shareholder servicing fees for the three months ended March 31, 2024.

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

In addition, so long as the Advisory Agreement has not been terminated between the Company and the Adviser, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive in the aggregate an allocation from the Operating Partnership equal to 12.5% of the Total Return with respect to all of the Operating Partnership units, except Class E Operating Partnership units, subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership). Such allocation will be made annually and accrue monthly. Distributions on the performance participation interest may be payable in cash or Class E Operating Partnership units, or any combination thereof, at the election of the Special Limited Partner. In addition, the Special Limited Partner has agreed to waive the management fee through April 1, 2025, which is 12 months following the initial closing of the Offering.

The Company may retain certain of the Adviser’s affiliates, from time to time, for services relating to its investments or its operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below market rates. As of March 31, 2025 and December 31, 2024, the Company has not retained an affiliate of the Adviser for any such services.

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

During the three months ended March 31, 2024, the Company incurred interest of $284 with an average all-in interest rate of 6.78% recorded as interest expense in the condensed consolidated statements of operations.

The Warehouse Funding Facility was repaid and terminated on April 1, 2024. There were no financial covenants associated with the Warehouse Funding Facility.

10. Leases

The Company’s rental revenue primarily consists of rent earned from operating leases in the Company’s net leased portfolio which consists of fixed annual rents that escalates annually throughout the term of the leases, and the tenants are generally responsible for all property-related expenses, including taxes, insurance, and maintenance. As of March 31, 2025 and December 31, 2024, the Company's investments in real estate are leased to single tenants on a net lease basis.

The following table details the components of operating lease income from the leases which the Company is the lessor:

	For the Three Months Ended March 31,
	2025	2024
Fixed lease payments	$10,190	$364
Variable lease payments(1)	1,529	7
Straight-line rent adjustment	921	56
Amortization of above- and below-market leases	357	(50)
Total rental revenue:	$12,997	$377

(1)
Consists of tenant reimbursements

The following table presents the undiscounted future minimum rents the Company expects to receive from its net lease properties classified as operating leases as of March 31, 2025:

Year	Future Minimum Rents
2025 (Remaining)	$32,352
2026	43,920
2027	45,114
2028	45,972
2029	46,859
Thereafter	203,659
Total	$417,876

11. Equity

As of March 31, 2025, the Company was authorized to issue an unlimited number of shares classified as common shares of beneficial interest, par value $0.01 per share (“common shares”). On March 29, 2024, the Company amended its Declaration of Trust, pursuant to which the Company is authorized to issue an unlimited number of common shares, including an unlimited number of shares classified as Class T shares, Class F-T shares, Class S shares, Class F-S shares, Class D shares, Class F-D shares, Class I shares, Class F-I shares, and Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share (“preferred shares”). The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations.

The below table details shares issued and outstanding for the classes of common shares outstanding as of March 31, 2025 and December 31, 2024:

Share Class	March 31, 2025	December 31, 2024
Class S common shares, $0.01 par value per share	4,455,704	2,540,134
Class F-S common shares, $0.01 par value per share	18,592,527	18,504,342
Class I common shares, $0.01 par value per share	1,964,394	1,060,070
Class F-I common shares, $0.01 par value per share	10,475,346	9,723,315
Class E common shares, $0.01 par value per share	3,267,600	2,878,124
Total:	38,755,571	34,705,985

The table below details activity related to the Company's common share classes for the three months ended March 31, 2025:

	Class S	Class F-S	Class I	Class F-I	Class E	Total
December 31, 2024	2,540,134	18,504,342	1,060,070	9,723,315	2,878,124	34,705,985
Common shares issued	1,889,046	—	894,822	687,347	374,461	3,845,676
Dividend reinvested	27,797	145,659	9,502	64,684	34,153	281,795
Common shares repurchased	(1,273)	(57,474)	—	—	(19,138)	(77,885)
March 31, 2025	4,455,704	18,592,527	1,964,394	10,475,346	3,267,600	38,755,571

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

During the three months ended March 31, 2025, the aggregate proceeds used by the Company to repurchase shares were $1,142 for Class F-S shares, $25 for Class S shares and $380 for Class E shares.

Distributions

The table below details the Company's distribution per share for the Company's common share classes for the three months ended March 31, 2025:

	Class S	Class F-S	Class I	Class F-I	Class E
Aggregate gross distributions declared per share	$0.3033	$0.3033	$0.3033	$0.3033	$0.3033
Shareholder servicing fee per share	(0.0429)	(0.0429)	—	—	—
Net distributions declared per share	$0.2604	$0.2604	$0.3033	$0.3033	$0.3033

On October 20, 2023, the Company was capitalized with a $1 investment by MSREI Holding at a purchase price of $20.00 per share. On March 28, 2024, the Company paid a distribution of $11 or $216.89 per common share to MSREI Holding. Immediately following such distribution, the Company repurchased all 50 shares from MSREI Holding at a price per common share equal to $20.00.

Share-Based Compensation

In April 2024, the Company's board of trustees were granted $79 in aggregate compensation in the form of 3,938 restricted Class E shares. The shares were issued at the most recent NAV per share of $20.00 and the shares, and their related distributions, are subject to a vesting period of one year. During the three months ended March 31, 2025, the Company recognized $20 of compensation expense related to these grants recorded in general and administrative expense in the condensed consolidated statements of operations. There was no share-based compensation expense recorded during the three months ended March 31, 2024.

12. Fair Value of Financial Instruments

As of March 31, 2025 and December 31, 2024, all financial instruments and liabilities were reflected in our condensed consolidated balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	March 31, 2025		December 31, 2024
	Estimated fair value	Carrying value	Estimated fair value	Carrying value
Investments in real estate debt, net	75,743	74,361	75,660	74,217
Secured debt, net	(266,001)	(264,298)	(108,342)	(108,359)

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

13. Economic Dependency

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

14. Commitments and Contingencies

As of March 31, 2025 and December 31, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of March 31, 2025 and December 31, 2024, the Company had $5,113 and $7,226, respectively, of unfunded commitments related to its investment in unconsolidated joint venture.

The timing and amounts of fundings are uncertain as these commitments relate to construction costs and expenditures, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investment in unconsolidated joint venture.

15. Segment Information

Our principal business activity is the acquisition of real estate investments that are net leased to single tenants. Our Chief Financial Officer is the CODM and makes key operating decisions, evaluates financial results, and allocates resources based on our investment portfolio as a whole. Accordingly, we have a single operating and reportable segment and our CODM evaluates profitability using net income. All expense categories on the condensed consolidated statements of operations are significant and there are no significant segment expenses that require disclosure.

16. Subsequent Events

Issuance of Shares in Private Offering

The following table details the shares issued subsequent to the end of the period through the date of this report:

Title of Securities	Number of Shares Sold	Aggregate Consideration(1)
Class S common shares	1,322,756	$26,942
Class I common shares	977,748	19,754
Class F-I common shares	77,038	1,562
Class E common shares	295,821	5,997
Total:	2,673,363	$54,255

(1)
Class S common shares include aggregate upfront selling commissions of $213.

Second Amended and Restated Declaration of Trust

On April 28, 2025, the Company adopted the Second Amended and Restated Declaration of Trust (the “Amended Declaration of Trust”), pursuant to which the Company designated two new classes of common shares of beneficial interest, Class F-IO common shares, par value $0.01 per share (the “Class F-IO shares”), and Class IO common shares, par value $0.01 per share (the “Class IO shares”).

Second Amended and Restated Advisory Agreement

On April 28, 2025, the Company, the Operating Partnership and the Adviser amended and restated the Advisory Agreement, to make certain updates to reflect the designation of the new Class F-IO shares and Class IO shares.

Second Amended and Restated Limited Partnership Agreement of NH Net REIT Operating Partnership, LP

On April 28, 2025, the Company, on behalf of itself as the general partner and on behalf of the limited partners thereto, entered into the Second Amended and Restated Limited Partnership Agreement (the “Amended Operating Partnership Agreement”) of NH Net REIT Operating Partnership, LP, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”). The Amended Operating Partnership Agreement amends the prior version of the agreement to make certain updates to reflect the new Class F-IO shares and Class IO shares and to establish two new corresponding classes of units of the Operating Partnership, designated as Class F-IO units and Class IO units. The preferences, rights, restrictions, qualifications, and terms and conditions of conversion and redemption for the Class F-IO units and Class IO units are substantially similar to the rights, preferences and terms of the other classes of Operating Partnership units.

Amended and Restated Dealer Manager Agreement and Form of Participating Broker-Dealer Agreement

On April 28, 2025, the Company and the Dealer Manager entered into the Amended and Restated Dealer Manager Agreement, including a revised form of Participating Broker-Dealer Agreement to be entered into with certain broker-dealers, to make certain updates to reflect the designation of the new Class F-IO shares and Class IO shares.

Amended and Restated Share Repurchase Plan and Amended and Restated Distribution Reinvestment Plan

Effective April 28, 2025, the Board of Trustees (the “Board”) of the Company (i) amended the Company’s share repurchase plan (as amended, the “Share Repurchase Plan”) to incorporate Class F-IO share and Class IO shares in the Share Repurchase Plan, and (ii) amended the Company’s distribution reinvestment plan (the “DRIP”) to incorporate Class F-IO shares and Class IO shares in the DRIP.

Exchange of Common Shares

Subsequent to the end of the quarter, 2,616,731 Class F-I shares and 149,124 Class I shares were exchanged for an equivalent number of Class F-IO shares and Class IO shares, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to (i) “North Haven Net REIT,” the “Company,” “we,” “us,” or “our” refer to North Haven Net REIT and its subsidiaries and (ii) “Founder Share Classes” refer to, collectively, Class F-S shares and Class F-I shares together with certain other share classes, in each case, unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q"). Dollars are in thousands, except for per share amounts or unless otherwise noted.

Forward-Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:

•
Interest rates;
•
Economic growth;
•
Changes in demographics;
•
Market conditions;
•
Rent growth;
•
Net operating income growth;
•
Capitalization rates; and
•
Occupancy rates.

The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2025, and elsewhere in this Form 10-Q. Other factors that could cause actual results to differ materially include:

•
Changes in interest rates;
•
Inflation;
•
Unexpected market movements;
•
A slowdown or contraction of the economy;
•
Legislative or regulatory developments;
•
Errors in strategy execution;
•
Acts of God and wars (including the war in Ukraine and the conflict and escalating tensions in the Middle East); and
•
Other asset-level developments, including the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Form 10-Q. Moreover, except as otherwise required by federal securities laws, we assume no duty and do not undertake to update the forward-looking statements.

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

We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:

•
Provide attractive current income in the form of predictable, stable cash distributions;
•
Realize appreciation in net asset value (“NAV”) from differentiated sourcing, investment selection, structuring and proactive asset management; and
•
Provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate and private credit funds with the potential for additional upside through real estate tax advantages and appreciation potential, and with potentially lower volatility than publicly-traded real estate companies.

We may not achieve our investment objectives. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. Commencing with our taxable year ended December 31, 2024, we intend to elect and qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

Our board of trustees will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement (the “Advisory Agreement”), by and among us, NH Net REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), and the Adviser, a Delaware corporation and wholly-owned subsidiary of Morgan Stanley, however, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.

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

As of March 31, 2025, we have received gross proceeds of $791,324 from the sale of our common shares and contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the net proceeds to make investments. We intend to continue selling our common shares on a monthly basis.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10-Q.

Q1 2025 Highlights

Capital Activity

•
Raised gross proceeds of $77,858 for the three months ended March 31, 2025, through the sale of our common shares.

Operating Results

•
Declared monthly net distributions totaling $10,763 for the three months ended March 31, 2025. The details of our total returns are shown in the following table:

	Class S	Class F-S	Class I	Class F-I	Class E
Annualized Distribution Rate(1)	5.16%	5.15%	6.01%	6.00%	6.00%
Inception-to-Date Total Return(2)	4.28%	6.24%	4.87%	7.14%	7.16%

(1)
The annualized distribution rate is calculated by annualizing the declared distribution amounts per share as of March 31, 2025 and dividing by the NAV per share as of February 28, 2025. Refer to “Note 11. Equity” for more information.
(2)
Class S and Class F-S shares exclude upfront selling commissions. Inclusive of the maximum upfront selling commissions, the inception-to-date total return for Class S and Class F-S are 0.8% and 2.7%, respectively.

Investments and Financings

•
Acquired three industrial properties for an aggregate gross purchase price of $110,825, including capitalized costs. The acquisitions are consistent with our strategy of acquiring income-producing, mission-critical, single-tenant, net leased commercial properties.
•
Financed five net lease investments with a mortgage loan with an aggregate principal balance of $106,250, a fixed rate of 5.90% and a maturity date of February 8, 2030.
•
Assumed one mortgage loan secured by one of our net lease investments with an aggregate principal balance of $51,000, a fixed rate of 5.58% and a maturity date of July 10, 2033.

Investment Portfolio

Investments in real estate

The following table provides information regarding our real estate investments as of March 31, 2025 (dollars and square feet in thousands):

Property Type	Market	Acquisition Date	Square Feet	Gross Asset Value(1)	Occupancy Rate(2)	Remaining Lease Term (Years)
Industrial(3)	Washington, D.C.	January 2025	487	$77,886	100%	16.8
Industrial	St. Louis, MO	December 2024	1,010	70,650	100%	7.8
Industrial(3)	Boston, MA	June 2024	524	61,630	100%	14.8
Industrial	Kansas City, KS	October 2024	927	57,880	100%	6.9
Industrial(4)	Kansas City, MO	September 2024	468	46,770	100%	7.8
Industrial(3)	Boston, MA	June 2024	446	43,490	100%	14.8
Industrial	Bedford, IN	July 2024	401	41,290	100%	9.5
Industrial	Detroit, MI	August 2024	258	33,960	100%	8.5
Industrial	Bluffton, IN	December 2024	404	30,120	100%	10.7
Industrial	Norfolk, VA	February 2024	154	29,510	100%	15.0
Retail	Phoenix, AZ	September 2024	109	26,170	100%	24.5
Industrial	Cleveland, OH	December 2024	216	21,950	100%	10.0
Industrial	Allentown, PA	January 2025	161	17,832	100%	9.2
Industrial	Charlotte, NC	June 2024	239	16,850	100%	13.8
Industrial	Mount Pleasant, WI	March 2025	156	15,107	100%	12.2
Industrial	Hartford, CT	November 2024	111	11,760	100%	4.9
Industrial	Panama City, FL	November 2024	40	8,220	100%	8.6
Industrial	Canton, OH	November 2024	41	8,160	100%	9.6
Totals:			6,151	$619,235		11.8

(1)
Based on fair value as of March 31, 2025.
(2)
Occupancy rate includes all leased square footage as of March 31, 2025.
(3)
Remaining lease term assumes the exercise of the extension options that are for materially below market rents.
(4)
The Company owns 95% of this property through a consolidated joint-venture.

Investments in real estate debt

The following table provides information regarding our investment in real estate debt as of March 31, 2025:

	March 31, 2025
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,743	$687	$74,361	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $695 CECL Allowance.
(2)
Represents the one-month Secured Overnight Financing Rate (“SOFR”), which was 4.38% as of March 31, 2025.

Key Components of Our Results from Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,		$
	2025	2024	Change
Revenues
Rental revenue	$12,997	$377	$12,620
Total revenues	$12,997	$377	$12,620
Expenses
Rental property operating	$1,617	$7	$1,610
Depreciation and amortization	6,656	140	6,516
General and administrative	1,074	-	1,074
Total expenses	$9,347	$147	$9,200
Other income (expenses)
Income from investments in real estate debt	$1,671	$-	$1,671
Other income	3,817	-	3,817
Interest expense	(3,511)	(284)	(3,227)
Total other income (expenses)	$1,977	$(284)	$2,261
Net income (loss)	$5,627	$(54)	$5,681
Net income attributable to non-controlling interests	$5	$-	$5
Net income (loss) attributable to common shareholders	$5,622	$(54)	$5,676

Rental Revenue

During the three months ended March 31, 2025, rental revenue from our tenants in connection with our investments in real estate increased by $12,620 compared to the three months ended March 31, 2024. The increase is attributable to the acquisition of 17 additional properties subsequent to March 31, 2024.

Rental Property Operating

During the three months ended March 31, 2025, operating expenses in connection with our investments in real estate increased by $1,610 compared to the three months ended March 31, 2024. Rental property operating expenses generally consist of property taxes, insurance and property maintenance which are generally reimbursable by our tenants as a component of rental revenue. The increase is attributable to the acquisition of 17 additional properties subsequent to March 31, 2024.

Depreciation and Amortization

During the three months ended March 31, 2025, depreciation on our investments in real estate increased by $4,188 and amortization on our lease intangible assets and liabilities increased by $2,328 compared to the three months ended March 31, 2024. The increase is attributable to the acquisition of 17 additional properties subsequent to March 31, 2024.

General and Administrative Costs

During the three months ended March 31, 2025, the Company recorded $1,074 in general and administrative expenses, primarily consisting of professional services, insurance and transfer agency. There were no general and administrative expenses recorded during three months ended March 31, 2024 because its principal operations did not commence until April 1, 2024.

Income from Investments in Real Estate Debt

During the three months ended March 31, 2025, the Company recorded $1,671 in income from investments in real estate debt comprised of $1,609 of interest income and $62 of origination fee amortization. The Company did not have investments in real estate debt during the three months ended March 31, 2024.

Other Income

During the three months ended March 31, 2025, the Company recorded $3,817 in other income, which is comprised of interest income generated on our cash and cash equivalents. The Company did not record any interest income during three months ended March 31, 2024 because its principal operations did not commence until April 1, 2024.

Interest Expense

During the three months ended March 31, 2025, interest expense increased by $3,227 compared to the three months ended March 31, 2024, due to an increase of $208,923 in average principal balance on secured debt during the same periods.

NAV and NAV Per Share Calculation

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of trustees (the "Valuation Guidelines").

The following table provides a breakdown of the major components of our NAV as of March 31, 2025:

Components of NAV	March 31, 2025
Investments in real estate	$619,235
Investments in real estate debt	75,743
Cash and cash equivalents	385,240
Restricted cash	29,334
Other assets	11,135
Secured debt, net of deferred financing costs	(264,274)
Subscriptions received in advance	(28,601)
Other liabilities	(14,225)
Due to affiliates	(329)
Non-controlling interests related to joint venture and preferred shareholders	(2,418)
Net Asset Value	$810,840
Number of outstanding common shares / units(1)	40,005,571

(1)
Includes Class E shares and Class E units subject to redemption features, classified as redeemable common shares and redeemable non-controlling interests.

The following table provides a breakdown of the total NAV and NAV per share/unit by class as of March 31, 2025 (dollars are in thousands except for per share amounts):

Net asset value per share / unit	Class S shares	Class F-S shares	Class I shares	Class F-I shares	Class E shares(1)	Operating Partnership Units	Total
NAV	$90,081	$377,011	$39,714	$212,416	$91,111	$507	$810,840
Shares / units outstanding	4,455,704	18,592,527	1,964,394	10,475,346	4,492,600	25,000	40,005,571
NAV per share / unit	$20.2169	$20.2775	$20.2171	$20.2777	$20.2803	$20.2803	$20.2681

(1)
Includes Class E shares subject to redemption features, classified as redeemable common shares.

The key assumption used to determine the valuations of our investments in real estate is the capitalization rate. As of March 31, 2025, the weighted-average capitalization rate for our industrial net lease properties was 7.0%. The table below shows how a change in the capitalization rate, assuming all other factors remain unchanged, would impact the value of our net lease industrial property investments.

Assumption	Hypothetical Change	Change to Value
Capitalization rate	0.25% Decrease	3.5%
(weighted average)	0.25% Increase	(3.3)%

In accordance with our Valuation Guidelines, investments in real estate are held at cost for up to three months following their acquisition. Once we determine a fair value for more than one retail property, we will include the key assumptions used in the determination of fair value for such property type and a sensitivity analysis related thereto.

The following table reconciles total shareholders' equity per our condensed consolidated balance sheets to our NAV:

March 31, 2025
Total shareholders' equity	$723,856
Redeemable common shares	24,843
Redeemable non-controlling interests	507
Total shareholders' equity, redeemable common shares and redeemable non-controlling interests under GAAP	$749,206
Adjustments:
Accrued shareholder servicing fees	34,681
Accumulated depreciation and amortization	11,660
Advanced organizational expenses, offering costs and operating expenses	7,460
Unrealized net real estate appreciation	6,428
Unrealized real estate debt appreciation	686
Unrealized loss on secured debt	24
Current expected credit loss allowance	695
NAV	$810,840

The following details the adjustments to reconcile GAAP total shareholders’ equity to our NAV:

•
Under GAAP, shareholder servicing fees are accrued upon the sale of Class S or Class F-S shares, while for NAV only the portion that is payable in the subsequent month is recognized.
•
The Adviser agreed to advance organizational and offering expenses and certain operating expenses on our behalf through April 1, 2025. Such costs will be reimbursed to the Adviser on a pro-rata basis over a 60 month period beginning April 1, 2025. Amounts advanced by the Adviser will not impact NAV until we reimburse such amounts.
•
We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV. For the purposes of calculating our NAV, investments in real estate and borrowings are held at their fair values.
•
We record our investments in real estate debt at amortized cost which includes an allowance for current expected credit losses and deferred fees in accordance with GAAP. For the purpose of calculating our NAV, investments in real estate debt are held at their fair values.
•
We recognize rental revenue on a straight-line basis under GAAP. Deferred rent adjustments are excluded for the purpose of calculating NAV.

Distributions

We commenced our principal operations on April 1, 2024 and declared distributions for common shareholders of record as of the last business day of each month thereafter. Each class of our common shares received the same aggregate gross distribution per share, however the net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager. The following table summarizes net distributions declared to our common shareholders during the three months ended March 31, 2025:

Record Date	Class S	Class F-S	Class I	Class F-I	Class E (1)
January 31, 2025	$0.0867	$0.0867	$0.1010	$0.1010	$0.1010
February 28, 2025	0.0868	0.0868	0.1011	0.1011	0.1011
March 31, 2025	0.0869	0.0869	0.1012	0.1012	0.1012
Total:	$0.2604	$0.2604	$0.3033	$0.3033	$0.3033

(1)
Our non-controlling interests hold Class E units of the Operating Partnership and received per unit distributions equal to Class E shares.

On October 20, 2023, the Company was capitalized with a $1 investment by MSREI Holding at a purchase price of $20.00 per share. On March 28, 2024, the Company paid a distribution of $11 or $216.89 per common share to MSREI Holding. Immediately following such distribution, the Company repurchased all 50 shares from MSREI Holding at a price per common share equal to $20.00.

The following table summarizes the payment character and sources of distributions paid and payable for the three months ended March 31, 2025:

Distributions	Amount	Percentage
Payable in cash	$5,064	47%
Reinvested in shares	5,699	53%
Total distributions	$10,763	100%
Sources of Distributions
Cash flows from operating activities(1)	$10,763	100%
Total sources of distributions	$10,763	100%

(1)
Cash flows from operations are calculated in accordance with GAAP and are $12,710 for the three months ended March 31, 2025.

Financial Condition, Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business with $414,574 in cash, cash equivalents and restricted cash as of March 31, 2025. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) financing arrangements and (iv) any future offerings of our equity or debt securities. Our primary use of cash will be for (i) acquisition of net lease assets, acquisition or origination of CRE debt investments and other real estate-related debt investments, (ii) the cost of operations (including the management fee and performance participation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan, and (v) cash distributions (if any) to the holders of our common shares to the extent declared by our board of trustees.

Capital Resources

The following table summarizes our secured debt as of March 31, 2025:

			March 31, 2025		December 31, 2024
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost	Principal Balance	Amortized Cost
Mortgage loans(2)	5.30%	5/21/2030	$218,074	$215,725	$61,115	$58,570
Secured note(3)	S + 2.00%	1/1/2028	50,300	50,300	50,300	50,300
Deferred financing costs, net				(1,727)		(511)
Total secured debt, net:			$268,374	$264,298	$111,415	$108,359
(1)
The term "S" represents the one-month SOFR, which was 4.38% and 4.50% as of March 31, 2025 and December 31, 2024, respectively.
(2)
Amortized cost is net of unamortized mortgage discount of $2,349 and $2,545 as of March 31, 2025 and December 31, 2024, respectively.
(3)
Secured by an investment in real estate debt with the same benchmark rate and maturity date including two one-year extension options.

Cash Flows

Cash flows from operating activities were $12,710 for the three months ended March 31, 2025, primarily as a result of rental income generated on our investments in real estate and interest income generated on our cash and cash equivalents.

Cash flows used in investing activities were $62,638 for the three months ended March 31, 2025, relating to the acquisition of our investments in real estate.

Cash flows from financing activities were $173,164 for the three months ended March 31, 2025, primarily relating to proceeds from the Offering and secured debt.

Critical Accounting Estimates

The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See “Note 2. Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this for further descriptions of the below accounting policies.

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

Assumed debt, if any, is recorded at fair value based on the present value of expected future payments and any assumed discount or premium to principal value is recorded as an adjustment to interest expense using the effective yield method.

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

Impairment of Investment in Unconsolidated Joint Ventures

We analyze our investment in unconsolidated joint venture for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investment in unconsolidated affiliates.

Current Expected Credit Loss

The current expected credit loss allowance (“CECL Allowance”) is an allowance for losses required under ASC Topic 326, “Financial Instruments—Credit Losses,” (“ASC 326”), which reflects our current estimate of potential credit losses related to our investments in real estate debt included in our condensed consolidated balance sheets as a reduction of the carrying value of the investments. Changes to the CECL Allowance is recognized through net income on our condensed consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL Allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. ASC 326 requires that all financial instruments within its scope have some amount of loss allowance regardless of credit quality, subordinate capital or other mitigating factors.

As of March 31, 2025, we had one investment in real estate debt and we estimated our CECL Allowance using the Weighted-Average Remaining Maturity (“WARM Method”), which FASB Staff Q&A Topic 326, No. 1 lists as an acceptable methodology for such estimation. Under the WARM Method we determine an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to our investments in real estate debt over their expected remaining term.

Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. We complied relevant historical loan loss reference data from an affiliate of our Adviser and third-party sources. Within this data, we focused our historical loss reference calculations on the subset of data most relevant to our one investment in real estate debt as of March 31, 2025 and December 31, 2024. The metrics we considered include asset type, geography and origination loan-to-value. We believe this historical loan loss reference data is the most relevant, available and comparable dataset to our portfolio.

Accrued interest related to our investments in real estate debt are excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.

In accordance with ASC 326, our CECL Allowance is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the real estate securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to our Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2025 and December 31, 2024.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

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

As of March 31, 2025, we held one $75,743 investment in real estate debt financed by a $50,300 secured note. This investment in real estate debt and the related financing are floating-rate and indexed to SOFR, thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. For the three months ended March 31, 2025, a 50 basis point increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $127.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025. As of March 31, 2025, there have been no material changes from the risk factors set forth in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025, other than as set forth below.

Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

There have been significant changes, and continue to be ongoing discussions and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.

Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants or borrowers and adversely affect the profitability of investments.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on importing foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on goods imported from China, Canada and Mexico could further increase costs, decrease margins, reduce competitiveness of products and services offered by current and future tenants and/or borrowers and adversely affect the revenues and profitability of our tenants and/or borrowers whose businesses rely on goods imported from such jurisdictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We are conducting the Offering to "accredited investors" (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The below table details the common shares sold in the Offering (primary and distribution reinvestment plan):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration(4)
January 2025(1)	1,567,467	$31,574
February 2025(2)	1,023,369	20,657
March 2025(3)	1,536,635	31,041
Total:	4,127,471	$83,272

(1)
Includes 785,046 of Class S common shares, 48,301 of Class F-S common shares, 329,992 of Class I common shares, 275,911 of Class F-I common shares and 128,216 of Class E common shares
(2)
Includes 477,720 of Class S common shares, 48,564 of Class F-S common shares, 189,789 of Class I common shares, 235,617 of Class F-I common shares and 71,679 of Class E common shares
(3)
Includes 703,829 of Class S common shares, 48,794 of Class F-S common shares, 334,792 of Class I common shares, 240,503 of Class F-I common shares and 208,716 of Class E common shares
(4)
Includes upfront selling commissions and dealer manager fees for Class S and Class F-S common shares of $289

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

The table below sets forth common share repurchases by the Company during the three months ended March 31, 2025 under the share repurchase plan:

Repurchase Date:	Total Number of Common Shares Repurchased	Average Purchase Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(2)
March 31, 2025	77,885	$19.86	77,885	—

(1)
Repurchase price was reflective of 98% of NAV per share as of February 28, 2025 for each share class because the repurchased shares were not outstanding fir at least one year as set forth in our share repurchase agreement plan described above.
(2)
Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Trust of the Company, dated February 6, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on November 11, 2023 and incorporated herein by reference)
3.2

Second Amended and Restated Declaration of Trust of North Haven Net REIT, dated April 28, 2025 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference)

3.3	Bylaws of North Haven Net REIT, dated March 29, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
4.1	Share Repurchase Plan, effective as of April 28, 2025 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan, effective as of April 28, 2025 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference)
10.1

Amended and Restated Advisory Agreement, dated April 28, 2025, by and among North Haven Net REIT, NH Net REIT Operating Partnership, LP and MSREF Real Estate Advisor, Inc. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference)

10.2

Second Amended and Restated Limited Partnership Agreement of NH Net REIT Operating Partnership, LP, dated April 28, 2025, by and among North Haven Net REIT, as the general partner, Net REIT Special Limited Partner LP, and the other limited partners party thereto from time to time (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference)

10.3

Amended and Restated Dealer Manager Agreement, dated April 28, 2025, by and between North Haven Net REIT and Morgan Stanley Distribution, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference)

10.4

Form of Participating Broker-Dealer Agreement between Morgan Stanley Distribution, Inc. and participating broker-dealers (included as Exhibit A to the Amended and Restated Dealer Manager Agreement filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference)

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
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheet (Unaudited), (ii) Statement of Operations (Unaudited), (iii) Statement of Changes in Shareholders' Equity (Deficit) (Unaudited), (iv) Statement of Cash Flows (Unaudited), (v) Notes to the Financial Statements (Unaudited) and (vi) Cover Page

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Net REIT

May 8, 2025	By:	/s/ Douglas Armer_________________________________________________________
Douglas Armer
Chief Financial Officer and Head of Capital Markets
(Principal Executive Officer)

May 8, 2025	By:	/s/ John Calace___________________________________________________________
John Calace
Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)