Form 10-Q
period 2025-06-30
North Haven Net REIT
filed 2025-08-06
CIK 1999784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025 the issuer had the following shares outstanding: 18,610,397 Class F-S shares, 8,001,089 Class F-I shares, 2,634,096 Class F-IO shares, 8,093,272 Class S shares, 3,861,540 Class I shares, 441,289 Class IO shares and 5,268,308 Class E shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands, except for share and per share data)

	June 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$805,269	$426,292
Investment in real estate debt, net(1)	74,424	74,217
Cash and cash equivalents	316,076	261,571
Restricted cash	22,849	29,767
Intangible assets, net	164,423	94,582
Real estate under development	50,667	—
Other assets	16,679	6,683
Total assets(2)	$1,450,387	$893,112
Liabilities
Secured debt, net	$452,627	$108,359
Due to affiliates	44,708	38,915
Tenant contributions related to real estate under development	36,860	—
Intangible liabilities, net	30,473	26,207
Subscriptions received in advance	22,193	29,767
Other liabilities	28,217	11,425
Total liabilities(2)	615,078	214,673
Commitments and contingencies (Note 15)	—	—
Redeemable common shares, par value Class E shares, $0.01 per share, 1,225,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (Note 9)	24,932	24,757
Redeemable non-controlling interests (Note 9)	509	505
Equity
Common shares, par value $0.01 per share, 42,905,673 and 34,705,985 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (Note 12)	429	347
Additional paid-in capital	817,931	659,755
Accumulated deficit and cumulative distributions	(21,164)	(9,305)
Equity	797,196	650,797
Non-controlling interests in third-party ventures	12,556	2,255
Non-controlling interest attributable to preferred shareholders	116	125
Total equity	809,868	653,177
Total liabilities and equity	$1,450,387	$893,112

(1)
Net of a current expected credit loss allowance of $695 as of June 30, 2025 and December 31, 2024.
(2)
The condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”), which can only be used to settle the obligations of the VIEs of $109,576 and $46,538 as of June 30, 2025 and December 31, 2024, respectively, and liabilities, which includes third-party liabilities, for which the creditors or beneficial interest holders do not have recourse against the Company of $76,591 and $1,436 as of June 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Rental revenue	$19,472	$1,250	$32,469	$1,627
Total revenues	$19,472	$1,250	$32,469	$1,627
Expenses
Rental property operating	$1,885	$27	$3,502	$34
Depreciation and amortization	9,404	787	16,060	927
General and administrative	1,059	1,686	2,133	1,686
Organization costs	—	1,920	—	1,920
Total expenses	$12,348	$4,420	$21,695	$4,567
Other income (expenses)
Income from investment in real estate debt	$1,694	$—	$3,365	$—
Other income	2,021	4,071	5,838	4,071
Interest expense	(5,541)	(237)	(9,052)	(521)
Total other income (expenses)	$(1,826)	$3,834	$151	$3,550
Net income	$5,298	$664	$10,925	$610
Net income attributable to non-controlling interests in Operating Partnership unit holders	$5	$1	$9	$1
Net loss attributable to non-controlling interests in third-party ventures	$(6)	$—	$(4)	$—
Net income attributable to common shareholders	$5,299	$663	$10,920	$609
Net income per common share, basic and diluted	$0.12	$0.04	$0.27	$0.07
Weighted-average common shares outstanding, basic and diluted	42,973,606	17,385,245	40,810,541	8,692,646

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity	Non-controlling interests in third party ventures and attributable to preferred shareholders	Total Equity
March 31, 2025	38,755,571	$388	$737,914	$(14,446)	$723,856	$2,340	$726,196
Common shares issued	4,039,943	40	81,921	-	81,961	-	81,961
Common shares repurchased (Refer to Note 12 - Equity for gross per share)	(214,994)	(2)	(4,365)	-	(4,367)	-	(4,367)
Amortization of restricted share grants	-	-	20	-	20	-	20
Offering costs	-	-	(4,062)	-	(4,062)	-	(4,062)
Distribution reinvestment	325,153	3	6,596	-	6,599	-	6,599
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(12,017)	(12,017)	-	(12,017)
Net income (loss) ($5 allocated to redeemable non-controlling interests)	-	-	-	5,299	5,299	(6)	5,293
Contributions to non-controlling interests	-	-	-	-	-	10,346	10,346
Distributions to non-controlling interests	-	-	-	-	-	(8)	(8)
Allocation to redeemable common shares	-	-	(88)	-	(88)	-	(88)
Allocation to redeemable non-controlling interests	-	-	(5)	-	(5)	-	(5)
June 30, 2025	42,905,673	$429	$817,931	$(21,164)	$797,196	$12,672	$809,868

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity	Non-controlling interests in third party ventures and attributable to preferred shareholders	Total Equity
December 31, 2024	34,705,985	$347	$659,755	$(9,305)	$650,797	$2,380	$653,177
Common shares issued	7,885,619	79	159,751	-	159,830	-	159,830
Common shares repurchased (Refer to Note 12 - Equity for gross per share)	(292,879)	(3)	(5,911)	-	(5,914)	-	(5,914)
Amortization of restricted share grants	-	-	39	-	39	-	39
Offering costs	-	-	(7,812)	-	(7,812)	-	(7,812)
Distribution reinvestment	606,948	6	12,293	-	12,299	-	12,299
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(22,779)	(22,779)	-	(22,779)
Net income (loss) ($9 allocated to redeemable non-controlling interests)	-	-	-	10,920	10,920	(4)	10,916
Contributions to non-controlling interests	-	-	-	-	-	10,346	10,346
Distributions to non-controlling interests	-	-	-	-	-	(50)	(50)
Allocation to redeemable common shares	-	-	(174)	-	(174)	-	(174)
Allocation to redeemable non-controlling interests	-	-	(10)	-	(10)	-	(10)
June 30, 2025	42,905,673	$429	$817,931	$(21,164)	$797,196	$12,672	$809,868

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity (Deficit)
March 31, 2024	-	$—	$—	$(134)	$(134)
Common shares issued	21,817,858	218	438,014	-	438,232
Amortization of restricted share grants	-	-	20	-	20
Offering costs	-	-	(2,558)	-	(2,558)
Distribution reinvestment	55,859	1	1,117	-	1,118
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(4,066)	(4,066)
Net income ($1 allocated to redeemable non-controlling interests)	-	-	-	663	663
Allocation to redeemable common shares	-	-	(40)	-	(40)
Allocation to redeemable non-controlling interests	-	-	(6)	-	(6)
June 30, 2024	21,873,717	$219	$436,547	$(3,537)	$433,229

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity (Deficit)
December 31, 2023	50	$0	$1	$(69)	$(68)
Common shares issued	21,817,858	218	438,014	-	438,232
Common shares repurchased (Refer to Note 12 - Equity for gross per share)	(50)	0	(1)	-	(1)
Amortization of restricted share grants	-	-	20	-	20
Offering costs	-	-	(2,558)	-	(2,558)
Distribution reinvestment	55,859	1	1,117	-	1,118
Distributions declared on common shares ($0.2542 gross per share)	-	-	-	(4,066)	(4,066)
Distributions declared prior to principal operations commencement ($216.89 gross per share)				(11)	(11)
Net income ($1 allocated to redeemable non-controlling interests)	-	-	-	609	609
Allocation to redeemable common shares	-	-	(40)	-	(40)
Allocation to redeemable non-controlling interests	-	-	(6)	-	(6)
June 30, 2024	21,873,717	$219	$436,547	$(3,537)	$433,229

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$10,925	$610
Adjustments to reconcile net income to cash provided by operating activities:
Straight-line rent adjustment	(2,498)	(164)
Amortization of above- and (below)- market lease, net	(203)	33
Depreciation and amortization	16,060	927
Amortization of discount on mortgage loans	392	65
Amortization of real estate debt origination fees	(124)	—
Amortization of deferred financing costs	223	—
Amortization of restricted share grants	39	20
Changes in assets and liabilities
Other assets	103	(35)
Other liabilities	2,781	704
Due to affiliates	543	3,586
Net cash provided by operating activities	$28,241	$5,746
Cash flows from investing activities:
Acquisition of real estate	$(402,885)	$(87,858)
Fundings of real estate debt	(83)	—
Investment in unconsolidated joint venture	(4,619)	—
Capital improvements to real estate	(1,014)	(25)
Funding of deferred lease costs	(6,198)	—
Cash assumed on investment in consolidated joint venture	7,857	—
Funding of construction related to investment in consolidated joint venture	(5,127)	—
Return (funding) of earnest money deposit	100	(2,000)
Net cash used in investing activities	$(411,969)	$(89,883)
Cash flows from financing activities:
Proceeds from issuance of common shares	$130,063	$438,232
Subscriptions received in advance	22,193	117,090
Proceeds from issuance of redeemable common shares	—	24,500
Proceeds from issuance of operating partnership units	—	500
Repurchase of common shares	(1,791)	(1)
Contributions from tenants	1,129	—
Payment of offering costs	(2,551)	(2,124)
Proceeds from mortgage loans	296,250	—
Payment of deferred financing costs	(3,659)	—
Repayment of warehouse credit facility	—	(28,750)
Repayment of mortgage loans	(572)	—
Payment of distributions to common shareholders	(9,682)	(1,119)
Payment of distributions prior to principal operations commencement	—	(11)
Payment of distributions to operating partnership units	(15)	(6)
Payment of distributions to non-controlling interests	(50)	—
Net cash provided by financing activities	$431,315	$548,311
Net change in cash, cash equivalents and restricted cash	$47,587	$464,174
Cash, cash equivalents and restricted cash at the beginning of the period	291,338	27,251
Cash, cash equivalents, and restricted cash at the end of the period	$338,925	$491,425
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$316,076	$374,335
Restricted cash	22,849	117,090

Total cash, cash equivalents and restricted cash	$338,925	$491,425
Supplemental disclosure:
Interest paid	$7,745	$353
Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans	$51,000	$58,667
Distribution reinvestment	$12,293	$1,118
Accrued distributions for common shareholders	$4,125	$1,827
Accrued distributions for redeemable non-controlling interests	$3	$2
Accrued shareholder servicing fees	$5,394	$196
Accrued offering costs	$157	$238
Accrued share repurchases	$4,367	$—
Assumption of net assets from consolidated joint venture	$7,857	$—
Capital expenditures accrued, but not yet paid	$6,016	$—
Allocation to redeemable common shares	$174	$40
Allocation to redeemable non-controlling interests	$10	$6

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

($ in thousands, except for share and per share data)

1. Organization and Business Purpose

North Haven Net REIT (“we,” “us,” “our,” and the “Company”) was formed on February 6, 2023, as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. The Company invests in net lease investments comprised of high-quality commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, meaning essential to the continuance of their business operations. The Company seeks to create a portfolio diversified across asset class, tenant industry, lease expiration and geography to attempt to mitigate credit risk concentration and volatility resulting from market conditions. In addition, to a lesser extent, the Company invests on a tactical basis in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities, as well as other real estate-related securities (such as common and preferred stock of publicly traded REITs and other real estate companies) and loans (collectively referred to as, "CRE debt investments"). The Company is externally managed by MSREF Real Estate Advisor, Inc. (the “Adviser”), a Delaware corporation and wholly-owned subsidiary of Morgan Stanley (NYSE: MS) (“Morgan Stanley”).

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

On January 11, 2024, the Company commenced a continuous, blind-pool private offering (the “Offering”), pursuant to which it offers and sells to a limited number of investors its common shares, including, but not limited to, common shares classified as Class S shares, Class I shares, Class IO shares and Class E shares. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations.

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

As of June 30, 2025, the Company owned 21 net lease investments in the industrial sector, one net lease investment in the retail sector, one parcel of land under development pursuant to a build-to-suit arrangement and one investment in real estate debt.

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

As of June 30, 2025, the Company owned (i) a 95% interest in a joint venture, which is considered to be a VIE and (ii) a preferred equity interest in a joint venture, which is considered to be a VIE, both of which the Company consolidates because it is the primary beneficiary. Refer to “Note 6. Real Estate Under Development” for additional information.

In addition, as of June 30, 2025, the Company owned a $5,821 preferred equity interest in a joint venture, which is considered to be a VIE. The Company does not consolidate this entity because it is not the primary beneficiary. As of June 30, 2025, the Company's risk of loss with respect to this joint venture was limited to the carrying value of the investment.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of June 30, 2025 and December 31, 2024, the Company held $297,905 and $245,000, respectively, in cash equivalents. Income generated on our cash and cash equivalents is recorded in the period in which it is earned under other income in the condensed consolidated statements of operations.

Restricted Cash

Restricted cash primarily consists of cash received for subscriptions prior to the date in which shareholders are admitted into the Company and, to a lesser extent, cash held in escrow for property taxes and capital expenditures by a third-party loan servicer. The Company’s restricted cash was $22,849 and $29,767 as of June 30, 2025 and December 31, 2024, respectively, and is held in bank accounts controlled by the Company’s transfer agent and loan servicer but in the name of the Company.

Investments in Real Estate

When acquiring a property, the Company determines whether the acquisition should be accounted for as a business combination or an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” For both a business combination and an asset acquisition, the Company records the identifiable assets acquired and liabilities assumed in the acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase and expenses acquisition-related costs as incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions. As of June 30, 2025, the Company owned 23 properties and each acquisition was accounted for as an asset acquisition.

Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets and assumed liabilities (including land, buildings, above- and below-market leases, in-place leases, and other identified intangible assets and liabilities) and then allocates the purchase price to these acquired assets and assumed liabilities based on respective fair values. The Company bases its fair value assessments on cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends, and market and economic conditions. Assumed debt, if any, is recorded at fair value based on the present value of expected future payments and any assumed discount or premium to principal value is recorded as an adjustment to interest expense, using the effective yield method, in the condensed consolidated statements of operations.

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

For the three and six months ended June 30, 2025, the Company recognized depreciation expense of $6,288 and $10,573, respectively, and for the three and six months ended June 30, 2024, the Company recognized depreciation expense of $540 and $638, respectively, which was recorded as depreciation and amortization in the condensed consolidated statements of operations.

Significant improvements to properties are capitalized within investments in real estate on the Company's condensed consolidated balance sheets whereas repairs and maintenance are expensed as incurred and recorded in rental property operating expense in the Company’s condensed consolidated statements of operations.

Real estate investments are evaluated for impairment on a quarterly basis. The Company considers the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate investment is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate investment over the estimated remaining holding period is less than the carrying value of such investment. An impairment charge is recorded equal to the excess of the carrying value of the real estate investment over the fair value. When determining the fair value of a real estate investment, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of June 30, 2025 and December 31, 2024, the Company has not recorded any impairments on its investments in real estate.

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

The Company analyzes its investment in unconsolidated joint venture for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and the Company's intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and subject to future events that may alter its assumptions, the Company may be required to recognize future impairment losses on its investments in unconsolidated affiliates. As of June 30, 2025 and December 31, 2024, the Company has not recorded any impairments on its investment in unconsolidated joint venture.

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

Revenue Recognition

The Company’s primary source of revenues is rental revenue, which is accounted for under ASC Topic 842, “Leases.” Rental revenue primarily consists of fixed contractual base rent, and, to a lesser extent, tenant reimbursements, arising from tenant operating leases at the Company's properties. Rent under leases where collection is deemed probable is recognized as revenue on a straight-line basis, including any determinable rent step-up or abatement provisions, over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Leases that are that are deemed uncollectible are recognized as a reduction to rental revenue through a reversal of deferred rent. Any future cash receipts on leases that are deemed uncollectible will be recorded as income on a cash basis. The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. The Company exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. As of June 30, 2025 and December 31, 2024, all rent collection was deemed probable.

The Company's investment in real estate debt consists of one commercial mortgage loan secured by real estate and is classified as held-to-maturity. The Company recognizes interest income on this loan using the effective interest method. Upfront origination fees are deferred and recognized over the life of the loan as an adjustment to yield under the effective interest method. Interest income and amortization of upfront origination fees are recorded under income from our investment in real estate debt in the condensed consolidated statements of operations.

Loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments that are contractually due. When a loan is placed on non-accrual status, interest is only recognized when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments that are contractually due. As of June 30, 2025 and December 31, 2024, there were no loans on non-accrual status.

Current Expected Credit Losses

The current expected credit loss allowance (“CECL Allowance”) is an allowance for losses required under the ASC Topic 326, “Financial Instruments—Credit Losses” (“ASC 326”), which reflects the Company's current estimate of potential credit losses related to its investment in real estate debt included in its condensed consolidated balance sheets as a reduction of the carrying value of the investments. Changes to the CECL Allowance is recognized through net income on the Company's condensed consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL Allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. ASC 326 requires that all financial instruments within its scope have some amount of loss allowance regardless of credit quality, subordinate capital or other mitigating factors.

As of June 30, 2025 and December 31, 2024, the Company had one investment in real estate debt and the CECL Allowance was estimated using the Weighted-Average Remaining Maturity (“WARM Method”). Under the WARM Method, the Company determines an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to its investment in real estate debt over its expected remaining term.

Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. The Company compiled relevant historical loan loss reference data from an affiliate of the Adviser and third-party sources. Within this data, the Company focused our historical loss reference calculations on the subset of data most relevant to its one investment in real estate debt as of June 30, 2025 and December 31, 2024. The metrics considered by the Company include asset type, geography and origination loan-to-value. The Company believes this historical loan loss reference data is the most relevant, available and comparable dataset to its portfolio. In the future, the Company may use other acceptable methods, such as a probability-of-default/loss-given-default method.

Accrued interest related to the Company's investment in real estate debt is excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.

Estimation of Economic Conditions

In accordance with ASC 326, the CECL Allowance is adjusted to reflect the Company's estimation of the current and future economic conditions that impact the performance of the real estate securing its loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company's loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to the Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting the Company's portfolio could vary significantly from the estimates it made as of June 30, 2025 and December 31, 2024.

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

Income Taxes

The Company intends to make an election to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2024. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. REITs are subject to a number of other organization and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.

The Company had no deferred tax asset or liability as of June 30, 2025 or December 31, 2024. For the three and six months ended June 30, 2025 and 2024, there were no unrecognized tax benefits. The Company is subject to federal, state and local income tax examinations by taxing authorities for the calendar years 2023-2025.

Earnings per Share

Basic net income per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. The Company does not have any dilutive securities outstanding that would cause the basic earnings per share and diluted earnings per share to differ.

Organization and Offering Expenses

The Adviser agreed to advance certain organization and offering expenses on behalf of the Company through April 1, 2025, which was 12 months following the initial closing of the Offering. The Company reimburses the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025.

Organization expenses are expensed as incurred, and offering expenses are charged to equity. For the three and six months ended June 30, 2025, the Company did not incur organization expenses. For the three and six months ended June 30, 2024, the Company recorded organization expenses of $1,920 in the condensed consolidated statements of operations.

Share-Based Compensation

The Company compensates each non-employee member of its board of trustees who are not affiliated with Morgan Stanley with an annual retainer of restricted Class E shares as part of their compensation for services on its board of trustees. See “Note 12. Equity” for additional information regarding share-based compensation. Compensation cost related to restricted common shares issued is measured at its fair value on the grant date and amortized into expense over the vesting period on a straight-line basis.

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

3. Investments in Real Estate, net

Investments in real estate, net consisted of the following:

	June 30, 2025	December 31, 2024
Building and building improvements	$621,097	$340,648
Land and land improvements	127,208	50,165
Site improvements	72,392	40,334
Total	820,697	431,147
Accumulated depreciation	(15,428)	(4,855)
Investments in real estate, net	$805,269	$426,292

Acquisitions

The following table details the acquisition values, including capitalized costs, property types and total rentable square feet for acquisitions made by the Company during the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
Property Type	Acquisition value	Number of properties	Square feet (in thousands)	Acquisition value	Number of properties	Square feet (in thousands)
Industrial	$453,885	7	2,342	$148,026	4	1,363

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Building and building improvements	$280,449	$17,996
Land and land improvements	77,043	98,603
Site improvements	31,732	9,651
In-place leases	32,786	31,652
Leasing commissions	11,139	2,905
Above-market lease	25,986	4,500
Below-market lease	(5,250)	(17,281)
Total purchase price	$453,885	$148,026
Assumed borrowings(1)	(51,000)	(58,667)
Net purchase price	$402,885	$89,359

(1)
Refer to “Note 7. Secured Debt, net” for more information on mortgage loans assumed.

Acquisition-related intangible assets and liabilities are recorded in intangible assets, net and intangible liabilities, net, respectively, on the condensed consolidated balance sheets.

4. Investment in Real Estate Debt, Net

The following table details the Company's investment in real estate debt:

	June 30, 2025
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,743	$624	$74,424	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $695 CECL Allowance.
(2)
Represents the one-month SOFR, which was 4.32% as of June 30, 2025.

	December 31, 2024
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,660	$748	$74,217	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $695 CECL Allowance.
(2)
Represents the one-month SOFR, which was 4.50% as of December 31, 2024.

CECL Allowance

During the three and six months ended June 30, 2025 and 2024, the Company did not record any charge-offs or recoveries related to its investment in real estate debt. As of June 30, 2025, the Company's investment in real estate debt was not delinquent.

5. Intangibles

The following table summarizes the identified intangible assets:

	June 30, 2025				December 31, 2024
Intangible assets:	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)
In-place leases	$108,463	$(6,581)	$101,882	12.9	$75,677	$(2,270)	$73,407	12.8
Leasing commissions	33,105	(1,708)	31,397	12.0	15,766	(532)	15,234	10.1
Above-market lease	32,242	(1,096)	31,146	11.9	6,256	(315)	5,941	12.6
Total intangible assets:	$173,810	$(9,385)	$164,425	12.5	$97,699	$(3,117)	$94,582	12.4

During the three and six months ended June 30, 2025, the Company recognized $3,116 and $5,487, respectively, of amortization related to its in-place lease intangible assets and leasing commissions, which is recorded as a component of depreciation and amortization in the condensed consolidated statements of operations.

During the three and six months ended June 30, 2025, the Company recognized $658 and $781, respectively, of amortization related to above-market lease intangible assets, which is recorded as a decrease to rental revenue in the condensed consolidated statements of operations.

During the three and six months ended June 30, 2024, the Company recognized $247 and $289, respectively, of amortization related to its in-place lease intangible assets and leasing commissions, which is recorded as a component of depreciation and amortization in the condensed consolidated statements of operations.

During the three and six months ended June 30, 2024, the Company recognized $75 and $126, respectively, of amortization related to above-market lease intangible assets, which is recorded as a decrease to rental revenue in the condensed consolidated statements of operations.

The following table summarizes the identified intangible liabilities:

	June 30, 2025				December 31, 2024
Intangible liabilities:	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)
Below-market lease	$32,160	$(1,687)	$30,473	16.5	$26,910	$(703)	$26,207	16.8
Total intangible liabilities:	$32,160	$(1,687)	$30,473	16.5	$26,910	$(703)	$26,207	16.8

During the three and six months ended June 30, 2025, the Company recognized $504 and $984, respectively, of amortization related to below-market lease intangible liabilities, which is recorded as an increase to rental revenue in the condensed consolidated statements of operations.

During three and six months ended June 30, 2024, the Company recognized $93 of amortization related to below-market lease intangible liabilities, which is recorded as an increase to rental revenue in the condensed consolidated statements of operations.

The estimated future amortization of the Company’s intangible assets and liabilities for each of the next five years and thereafter as of June 30, 2025, is as follows:

Year	In-place leases	Leasing commissions	Above-market lease	Below-market lease
2025 (Remaining)	$4,834	$1,407	$1,316	$1,011
2026	9,669	2,825	2,632	2,023
2027	9,669	3,318	2,632	2,023
2028	9,669	3,318	2,632	2,023
2029	9,669	3,318	2,632	2,023
Thereafter	58,372	17,211	19,302	21,370
Total	$101,882	$31,397	$31,146	$30,473

6. Real Estate Under Development

During the three months ended June 30, 2025, the Company acquired a preferred equity interest in a joint venture, which is considered to be a VIE of which the Company is the primary beneficiary and as such is consolidated within the Company's condensed consolidated financial statements. The purpose of the joint venture is to construct a build-to-suit research and development facility subject to a net lease for a single tenant. The Company accounted for this transaction as an asset acquisition under ASC 805 and a summary of the a purchase price allocation, inclusive of capitalized costs, as of the acquisition date is below:

Amounts
Cash	$13,602
Land	20,113
Construction in progress	14,903
Tenant improvements	4,679
Prepaid expenses	2,255
Accounts payable	(3,731)
Tenant contributions related to real estate under development	(35,730)
Total purchase price	$16,091
Non-controlling interest	(10,346)
Net purchase price	$5,745

The land is 130,547 square feet and located in New Brunswick, New Jersey. The land, construction in progress and tenant improvements are recorded as real estate under development on the condensed consolidated balance sheets. During the three months ended June 30, 2025, the Company funded an additional $10,971 in costs related to the development, which are recorded as real estate under development on the condensed consolidated balance sheets.

As of June 30, 2025, the tenant contributed an aggregate $36,860 used to fund costs related to the development, which are recorded as tenant contributions related to real estate under development on the condensed consolidated balance sheets.

The interest held by the Company's joint venture partner is $10,364 and recorded as non-controlling interests on the condensed consolidated balance sheets.

7. Secured Debt, net

The following table details the Company's debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost
Mortgage loans(2)	5.86%	5/26/2030	$407,793	$405,640	4.02%	4/1/2028	$61,115	$58,570
Secured note(3)	S + 2.00%	1/1/2028	50,300	50,300	S + 2.00%	1/1/2028	50,300	50,300
Deferred financing costs, net				(3,313)				(511)
Total secured debt, net:			$458,093	$452,627			$111,415	$108,359

(1)
The term "S" represents one-month SOFR, which was 4.32% and 4.50% as of June 30, 2025 and December 31, 2024, respectively.
(2)
Amortized cost is net of unamortized mortgage discount of $2,153 and $2,545 as of June 30, 2025 and December 31, 2024, respectively.
(3)
Secured by an investment in real estate debt with the same benchmark rate and maturity date including two one-year extension options.

As of June 30, 2025 and December 31, 2024, the Company was in compliance with all of its covenants related to its mortgage loans and secured note.

The following table summarizes the future principal payments due under our secured debt, based on their maturities assuming all extension options have been exercised, as of June 30, 2025:

Year	Amount
2025 (Remaining)	$886
2026	1,851
2027	1,939
2028	58,249
2029	775
Thereafter	394,393
Total:	$458,093

8. Other Assets and Other Liabilities

The following table details the components of the Company's other assets at the dates indicated:

	June 30, 2025	December 31, 2024
Investment in unconsolidated joint venture	$5,821	$1,202
Prepaid expenses	3,837	—
Straight-line rent receivables	3,405	940
Tenant receivables	2,828	1,572
Interest receivable	538	364
Earnest money deposit	250	2,605
Total other assets:	$16,679	$6,683

The following table details the components of the Company's other liabilities at the dates indicated:

	June 30, 2025	December 31, 2024
Construction payable	$9,473	$—
Accrued property expenses	4,488	2,622
Redemptions payable	4,367	245
Distribution payable	4,125	3,324
Unearned rental income	1,934	2,031
Due to tenants	1,698	2,335
Interest payable	1,030	868
Other	1,102	—
Total other liabilities:	$28,217	$11,425

9. Redeemable Common Shares and Non-Controlling Interests

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

MSREI Holding and the Special Limited Partner have agreed to hold the Class E shares/Operating Partnership units issued in respect of the Morgan Stanley Equity Investment until the earlier of (i) the first date that the Company's NAV reaches $1.5 billion and (ii) April 1, 2027, which is three years after the initial closing of the Company's private offering. Following such date, each quarter MSREI Holding and the Special Limited Partner may request, with respect to the Morgan Stanley Equity Investment, that the Company repurchase (each, a “MS Repurchase”), a number of Class E shares/ Operating Partnership units in an amount equal to the amount available under the 5% quarterly cap set forth in the Company's share repurchase plan (as amended, the "Share Repurchase Plan"), but only after the Company first satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the Share Repurchase Plan. Notwithstanding the foregoing, for so long as Morgan Stanley or its affiliate acts as investment adviser to the Company, the Company will not affect any MS Repurchase during any quarter in which the full amount of all common shares requested to be repurchased by shareholders other than Morgan Stanley and its affiliates under the Share Repurchase Plan is not repurchased or when the Share Repurchase Plan has been suspended.

As of June 30, 2025, Class E shares held by MSREI Holding and Class E units held by the Special Limited Partner pursuant to the Morgan Stanley Equity Investment are classified in mezzanine equity because the Company is required to repurchase or redeem, as applicable, these Class E shares / units upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed above).

The Class E shares held by MSREI Holding are classified as redeemable common shares on the Company's condensed consolidated balance sheets. The following table summarizes the changes in the Company's outstanding redeemable common shares for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Balance at the beginning of the year	1,225,000	—
Issuance of common shares	—	1,225,000
Ending Balance	1,225,000	1,225,000

Redeemable common shares are recorded at their redemption value, which is equivalent to fair value, of such Class E common shares at the end of each measurement period. As of June 30, 2025, there was an allocation of $174 to the redeemable common shares in connection with this fair value measurement.

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

The following table details the activity of redeemable non-controlling interests related to the Special Limited Partner for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Balance at the beginning of the year	$505	$—
Issuance	-	500
GAAP income allocation	9	1
Distributions	(15)	(6)
Fair value allocation	10	6
Ending Balance	$509	$501

10. Related Party Transactions

The following table details the components of due to affiliates:

	June 30, 2025	December 31, 2024
Accrued shareholder servicing fees	$37,593	$32,500
Advanced operating expenses	4,916	4,257
Advanced organization and offering expenses	2,199	2,158
Due to affiliates	$44,708	$38,915

Organization and Offering Expenses and Operating Expenses

The Adviser has advanced organization and offering expenses (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of Morgan Stanley Distribution, Inc., the dealer manager for the Offering (the “Dealer Manager”), in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) and certain operating expenses on the behalf of the Company through April 1, 2025, which was 12 months following the initial closing of the Offering. The Company began to reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025. Such reimbursement may be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. If the

Adviser elects to receive any portion of such reimbursement in the Company’s common shares or Operating Partnership units, the Company may repurchase such common shares or units from the Adviser at a later date.

The table below summarizes expenses advanced by the Adviser and reimbursements made by the Company as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
Expense Type	Amount Advanced	Amount Reimbursed	Remaining Balance	Amount Advanced	Amount Reimbursed	Remaining Balance
Operating	$5,175	$259	$4,916	$4,257	$—	$4,257
Organization and offering	2,315	116	2,199	2,158	—	2,158
Total:	$7,490	$375	$7,115	$6,415	$—	$6,415

During the three and six months ended June 30, 2025, the Company reimbursed the Adviser $375 for advanced organization, offering and operating expenses. No reimbursements were made by the Company during the three and six months ended June 30, 2024.

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

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class F-S share and Class S share sold in the Offering. For the three and six months ended June 30, 2025, the Company incurred $307 and $596, respectively, in upfront selling commissions, which are charged against additional paid-in-capital as offering costs. For the three and six months ended June 30, 2024, the Company incurred $1,906 in upfront selling commissions, which are charged against additional paid-in-capital as offering costs.

The Company pays the Dealer Manager selling commissions equal to 0.85% per annum of the aggregate NAV of our outstanding Class F-S shares and Class S shares over time as shareholder servicing fees for ongoing services rendered to shareholders. Shareholder servicing fees are accrued upon the sale of Class F-S shares and Class S shares and are based upon our best estimate of aggregate fees payable. For the three and six months ended June 30, 2025, the Company incurred $3,603 and $7,049, respectively, in shareholder servicing fees, which are charged against additional paid-in-capital as offering costs. For the three and six months ended June 30, 2024, the Company incurred $414 in shareholder servicing fees, which are charged against additional paid-in-capital as offering costs.

There are no upfront selling commissions or shareholder servicing fees for Class I shares, Class IO shares, Class F-I shares, Class IO shares or Class E shares.

OP Agreement

On April 1, 2024, the Operating Partnership entered into the Amended and Restated Limited Partnership Agreement, by and among the Company, as the general partner, the Special Limited Partner, and the other limited partners party thereto from time to time.

On April 28, 2025, the Company, on behalf of itself as the general partner and on behalf of the limited partners thereto, entered into the Second Amendment and Restated Limited Partnership Agreement of the Operating Partnership. The Second Amendment and Restated Limited Partnership Agreement of the Operating Partnership amends the prior version of the agreement to make certain updates to reflect the new Class F-IO shares and Class IO shares and to establish two new corresponding classes of units of the Operating Partnership, designated as Class F-IO units and Class IO units.

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

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to (1) 0.50% of NAV of Class F-S shares, Class F-I shares and Class F-IO shares (Class F-S shares, Class F-I shares and Class F-IO shares together with certain other share classes collectively referred to as "Founder Share Classes") and (2) 1.25% of NAV for shares classes other than the Founder Share Classes except Class E shares, in each case, per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to (1) 0.50% of the NAV of the Operating Partnership attributable to Founder Share Class units not held by the Company and (2) 1.25% of NAV of the Operating Partnership attributable to units other than Founder Share Class units not held by the Company except Class E Operating Partnership units, in each case, per annum payable monthly in arrears. The management fee will be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. The Adviser agreed to waive the management fee through April 1, 2025, which is 12 months following the initial closing of the Offering, and waived management fees payable during the three months ended June 30, 2025.

In addition, so long as the Advisory Agreement has not been terminated between the Company and the Adviser, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive in the aggregate an allocation from the Operating Partnership equal to 12.5% of the Total Return with respect to all of the Operating Partnership units, except Class E Operating Partnership units, subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership). Such allocation will be made annually and accrue monthly. Distributions on the performance participation interest may be payable in cash or Class E Operating Partnership units, or any combination thereof, at the election of the Special Limited Partner. The Special Limited Partner agreed to waive the performance participation through April 1, 2025, which is 12 months following the initial closing of the Offering, and waived the performance participation allocation payable during the three months ended June 30, 2025.

The Company may retain certain of the Adviser’s affiliates, from time to time, for services relating to its investments or its operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below market rates. As of June 30, 2025 and December 31, 2024, the Company has not retained an affiliate of the Adviser for any such services.

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

During the three and six months ended June 30, 2024, the Company incurred interest of $284 with an average all-in interest rate of 6.78% recorded as interest expense in the condensed consolidated statements of operations.

The Warehouse Funding Facility was repaid and terminated on April 1, 2024. There were no financial covenants associated with the Warehouse Funding Facility.

11. Leases

The Company’s rental revenue primarily consists of rent earned from operating leases in the Company’s net leased portfolio which consists of fixed annual rents that escalates annually throughout the term of the leases, and the tenants are generally responsible for all property-related expenses, including taxes, insurance, and maintenance. As of June 30, 2025 and December 31, 2024, the Company's investments in real estate are leased to single tenants on a net lease basis.

The following table details the components of operating lease income from the leases which the Company is the lessor:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease payments	$16,155	$1,098	$26,345	$1,462
Variable lease payments(1)	1,894	107	3,423	164
Straight-line rent adjustment	1,577	27	2,498	34
Amortization of (above)- and below-market leases, net	(154)	18	203	(33)
Total rental revenue:	$19,472	$1,250	$32,469	$1,627

(1)
Consists of tenant reimbursements

The following table presents the undiscounted future minimum rents the Company expects to receive from its net lease properties classified as operating leases as of June 30, 2025:

Year	Future Minimum Rents(1)
2025 (Remaining)	$32,803
2026	67,043
2027	68,891
2028	70,421
2029	71,999
Thereafter	421,809
Total:	$732,966

(1)
Aggregate base rents of $438,913 related to executed leases that have not yet commenced are excluded.

12. Equity

As of June 30, 2025, the Company was authorized to issue an unlimited number of shares classified as common shares of beneficial interest, par value $0.01 per share (“common shares”). On March 29, 2024, the Company amended its Declaration of Trust, pursuant to which the Company is authorized to issue an unlimited number of common shares, including an unlimited number of shares classified as Class T shares, Class F-T shares, Class S shares, Class F-S shares, Class D shares, Class F-D shares, Class I shares, Class F-I shares, and Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share (“preferred shares”). On April 28, 2025, the Company adopted the Second Amended and Restated Declaration of Trust, pursuant to which the Company designated two new classes of common shares of beneficial interest, Class F-IO common shares and Class IO common shares.

Effective April 28, 2025, the Company's board of trustees amended the Company's distribution reinvestment plan to incorporate Class F-IO shares and Class IO shares in the distribution reinvestment plan.

The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations. Refer to "Note 10. Related Party Transactions" for more information.

The below table details shares issued and outstanding for the classes of common shares outstanding as of June 30, 2025 and December 31, 2024:

Share Class	June 30, 2025	December 31, 2024
Class S common shares, $0.01 par value per share	6,562,345	2,540,134
Class F-S common shares, $0.01 par value per share	18,560,127	18,504,342
Class I common shares, $0.01 par value per share	2,995,204	1,060,070
Class IO common shares, $0.01 par value per share	381,801	—
Class F-I common shares, $0.01 par value per share	7,983,541	9,723,315
Class F-IO common shares, $0.01 par value per share	2,628,427	—
Class E common shares, $0.01 par value per share	3,794,228	2,878,124
Total:	42,905,673	34,705,985

The table below details activity related to the Company's common share classes for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025
	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E	Total
March 31, 2025	4,455,704	18,592,527	1,964,394	—	10,475,346	—	3,267,600	38,755,571
Common shares issued	2,071,295	—	1,160,244	231,116	77,038	—	500,250	4,039,943
Dividend reinvested	44,208	149,621	19,690	1,561	58,204	11,696	40,173	325,153
Common shares repurchased	(8,862)	(182,021)	—	—	(10,316)	—	(13,795)	(214,994)
Share class transfer	—	—	(149,124)	149,124	(2,616,731)	2,616,731	—	—
June 30, 2025	6,562,345	18,560,127	2,995,204	381,801	7,983,541	2,628,427	3,794,228	42,905,673

	For the Six Months Ended June 30, 2025
	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E	Total
December 31, 2024	2,540,134	18,504,342	1,060,070	—	9,723,315	—	2,878,124	34,705,985
Common shares issued	3,960,341	—	2,055,066	231,116	764,385	—	874,711	7,885,619
Dividend reinvested	72,005	295,280	29,192	1,561	122,888	11,696	74,326	606,948
Common shares repurchased	(10,135)	(239,495)	—	—	(10,316)	—	(32,933)	(292,879)
Share class transfer	—	—	(149,124)	149,124	(2,616,731)	2,616,731	—	—
June 30, 2025	6,562,345	18,560,127	2,995,204	381,801	7,983,541	2,628,427	3,794,228	42,905,673

During the three months ended June 30, 2025, 2,616,731 Class F-I shares and 149,124 Class I shares were exchanged for an equivalent number of Class F-IO shares and Class IO shares, respectively.

The table below details activity related to the Company's common share classes for the three months ended June 30, 2024:

	Class F-S	Class F-I	Class E	Total
March 31, 2024	—	—	—	—
Common shares issued	13,774,085	5,951,045	2,092,728	21,817,858
Dividend reinvested	35,493	11,152	9,214	55,859
June 30, 2024	13,809,578	5,962,197	2,101,942	21,873,717

Share Repurchase Plan

Our board of trustees adopted the Share Repurchase Plan, pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of our common shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares) is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of each of the immediately preceding three months). Shares or units issued to the Adviser and the Special Limited Partner pursuant to the Advisory Agreement or with respect to the performance participation allocation, respectively, are not subject to these repurchase limitations. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under the Share Repurchase Plan, to the extent we choose to repurchase shares in any particular quarter, we will only repurchase shares as of the opening of the last business day of that quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. The one-year holding period is measured as of the subscription closing date immediately following the prospective Repurchase Date.

During the three months ended June 30, 2025, the aggregate proceeds used by the Company to repurchase shares were $176 for Class S shares, $3,701 for Class F-S shares, $210 for Class F-I shares and $280 for Class E shares.

During the six months ended June 30, 2025, the aggregate proceeds used by the Company to repurchase shares were $201 for Class S shares, $4,842 for Class F-S shares, $210 for Class F-I shares and $661 for Class E shares.

There were no share repurchases pursuant to the Share Repurchase Plan during the three and six months ended June 30, 2024.

Distributions

The table below details the Company's distribution per share for the Company's common share classes for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025			2024
	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share
Class S	$0.3045	$(0.0430)	$0.2615	$-	$-	$-
Class F-S	$0.3045	$(0.0430)	$0.2615	$0.2542	$(0.0426)	$0.2116
Class I	$0.3045	$-	$0.3045	$-	$-	$-
Class IO	$0.3045	$-	$0.3045	$-	$-	$-
Class F-I	$0.3045	$-	$0.3045	$0.2542	$-	$0.2542
Class F-IO	$0.3045	$-	$0.3045	$-	$-	$-
Class E	$0.3045	$-	$0.3045	$0.2542	$-	$0.2542

	For the Six Months Ended June 30,
	2025			2024
	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share
Class S	$0.6078	$(0.0860)	$0.5218	$-	$-	$-
Class F-S	$0.6078	$(0.0860)	$0.5218	$0.2542	$(0.0426)	$0.2116
Class I	$0.6078	$-	$0.6078	$-	$-	$-
Class IO	$0.3045	$-	$0.3045	$-	$-	$-
Class F-I	$0.6078	$-	$0.6078	$0.2542	$-	$0.2542
Class F-IO	$0.3045	$-	$0.3045	$-	$-	$-
Class E	$0.6078	$-	$0.6078	$0.2542	$-	$0.2542

On October 20, 2023, the Company was capitalized with a $1 investment by MSREI Holding at a purchase price of $20.00 per share. On March 28, 2024, the Company paid a distribution of $11 or $216.89 per common share to MSREI Holding. Immediately following such distribution, the Company repurchased all 50 shares from MSREI Holding at a price per common share equal to $20.00.

Share-Based Compensation

In April 2025, the Company's board of trustees were granted $79 in aggregate compensation in the form of 3,888 restricted Class E shares. The shares were issued at the most recent NAV per share of $20.26 and the shares, and their related distributions, are subject to a one-year vesting period.

In April 2024, the Company's board of trustees were granted $79 in aggregate compensation in the form of 3,938 restricted Class E shares. The shares were issued at the most recent NAV per share of $20.00 and the shares, and their related distributions, vested in April 2025.

During the three and six months ended June 30, 2025, the Company recognized $20 and $39, respectively, and during the three and six months ended June 30, 2024, the Company recognized $20, respectively, of compensation expense related to these grants recorded in general and administrative expense in the condensed consolidated statements of operations.

13. Fair Value of Financial Instruments

As of June 30, 2025 and December 31, 2024, all financial instruments and liabilities were reflected in our condensed consolidated balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	June 30, 2025		December 31, 2024
	Estimated fair value	Carrying value	Estimated fair value	Carrying value
Investments in real estate debt, net	$75,743	$74,424	$75,660	$74,217
Secured debt, net	(455,900)	(452,627)	(108,342)	(108,359)

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

14. Economic Dependency

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

15. Commitments and Contingencies

As of June 30, 2025 and December 31, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of June 30, 2025 and December 31, 2024, the Company had $2,204 and $7,226, respectively, of unfunded commitments related to its investment in unconsolidated joint venture.

As of June 30, 2025, the Company had $36,500 of unfunded commitments related to a build-to-suit research and development facility subject to a net lease for a single tenant.

The timing and amounts of fundings are uncertain as these commitments relate to construction costs and expenditures, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investment in unconsolidated joint venture.

16. Segment Information

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

17. Subsequent Events

The following table details the shares issued subsequent to the end of the period through the date of this report:

Title of Securities	Number of Shares Sold	Aggregate Consideration(1)
Class S common shares	1,511,910	$30,873
Class I common shares	858,475	17,405
Class IO common shares	58,254	1,182
Class E common shares	234,294	4,766
Total:	2,662,933	$54,226

(1)
Class S common shares include aggregate upfront selling commissions of $217.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “North Haven Net REIT,” the “Company,” “we,” “us,” or “our” refer to North Haven Net REIT and its subsidiaries.

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

Overview

We are a Maryland statutory trust formed on February 6, 2023. Our investment strategy is to create a diversified portfolio of high-quality commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, meaning essential to the continuance of their business operations. We will also prioritize investing in real estate sectors such as industrial (E-commerce), manufacturing (on-shoring and near-shoring) and healthcare (aging demographics). To a lesser extent, we also intend to invest on a tactical basis in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities (“CMBS”), as well as CRE debt investments.

We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:

•
Provide attractive current income in the form of predictable, stable cash distributions;
•
Realize appreciation in net asset value (“NAV”) from differentiated sourcing, investment selection, structuring and proactive asset management; and
•
Provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with potentially lower volatility than publicly-traded real estate companies and to private credit funds with the potential for additional upside through real estate tax advantages and appreciation potential.

We may not achieve our investment objectives. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. Commencing with our taxable year ended December 31, 2024, we intend to elect and qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

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

As of June 30, 2025, we have received gross proceeds of $873,292 from the sale of our common shares and contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the net proceeds to make investments. We intend to continue selling our common shares on a monthly basis.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10-Q.

Q2 2025 Highlights

Capital Activity

•
Raised gross proceeds of $81,961 for the three months ended June 30, 2025, through the sale of our common shares.

Operating Results

•
Declared monthly net distributions totaling $12,017 for the three months ended June 30, 2025. The details of our total returns are shown in the following table:

	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E
Annualized Distribution Rate(1)	5.16%	5.15%	6.02%	N/A	6.00%	N/A	6.00%
Inception-to-Date Total Return(2)(3)	5.97%	6.36%	6.79%	1.88%	7.26%	1.88%	7.26%

(1)
The annualized distribution rate is calculated by annualizing the declared distribution amounts per share as of June 30, 2025 and dividing by the NAV per share as of May 31, 2025. The inaugural monthly distributions for Class IO shares and Class F-IO shares were declared in April 2025 and the annualized distribution rates for each of those classes will be disclosed once distributions have been declared for two consecutive fiscal quarters. Refer to “Note 12. Equity” for more information.
(2)
Total return is calculated as the change in NAV per share from the date the first share of each respective class was sold through June 30, 2025, plus any distributions per share declared in the period and assumes reinvestment of distributions pursuant to the Company's distribution reinvestment plan. The inception date for Class F-S shares, Class F-I shares and Class E shares is April 1, 2024, the inception date for Class S shares and Class I shares is August 1, 2024 and the inception date for Class IO shares and Class F-IO shares is April 1, 2025. Total return for periods greater than one year are annualized. We believe total return is a useful measure of our overall performance.
(3)
Class S shares and Class F-S shares exclude upfront selling commissions. Inclusive of the maximum upfront selling commissions, the inception-to-date total return for Class S shares and Class F-S shares are 2.4% and 3.5%, respectively.

Investments and Financings

•
Acquired four industrial properties for an aggregate gross purchase price of $343,060, including capitalized costs, and financed these properties with a mortgage loan with an aggregate principal balance of $190,000, a fixed rate of 6.50% and a maturity date of May 31, 2030. The acquisitions are consistent with our strategy of acquiring income-producing, mission critical, single-tenant, net leased commercial properties.
•
Acquired a preferred equity interest in a joint venture created to develop a state-of-the-art research and development facility. The project is a build-to-suit and has an in-place lease with a single tenant. The Company acquired this interest for a net purchase price of $5,745.

Investment Portfolio

Investments in real estate

The following table provides information regarding our real estate investments as of June 30, 2025 (dollars and square feet in thousands):

Property Type	Market	Acquisition Date	Square Feet	Gross Asset Value(1)	Occupancy Rate(2)	Remaining Lease Term (Years)
Industrial	New Jersey / New York City	April 2025	508	$147,441	100%	11.8
Industrial	Los Angeles, CA	April 2025	620	132,510	100%	11.8
Industrial(3)	Washington, D.C.	January 2025	487	78,950	100%	16.5
Industrial	St. Louis, MO	December 2024	1,010	71,090	100%	7.6
Industrial(3)	Boston, MA	June 2024	524	61,860	100%	14.5
Industrial	Kansas City, KS	October 2024	927	58,100	100%	6.7
Industrial(4)	Kansas City, MO	September 2024	468	47,109	100%	7.5
Industrial(3)	Boston, MA	June 2024	446	43,650	100%	14.5
Industrial	Bedford, IN	July 2024	401	41,490	100%	9.3
Industrial	Dallas, TX	April 2025	231	41,210	100%	11.8
Industrial	Detroit, MI	August 2024	258	34,250	100%	8.3
Industrial	Bluffton, IN	December 2024	404	30,540	100%	14.3
Industrial	Norfolk, VA	February 2024	154	29,660	100%	14.8
Retail	Phoenix, AZ	September 2024	109	26,170	100%	24.3
Industrial	Cleveland, OH	December 2024	216	22,050	100%	9.8
Industrial	Chicago, IL	April 2025	180	21,899	100%	11.8
Industrial	Allentown, PA	January 2025	161	17,980	100%	8.9
Industrial	Charlotte, NC	June 2024	239	16,980	100%	13.6
Industrial	Mount Pleasant, WI	March 2025	156	15,210	100%	11.9
Industrial	Hartford, CT	November 2024	111	11,800	100%	4.7
Industrial	Panama City, FL	November 2024	40	8,270	100%	8.3
Industrial	Canton, OH	November 2024	41	8,220	100%	9.3
Totals:			7,690	$966,439

(1)
Based on fair value as of June 30, 2025.
(2)
Occupancy rate includes all leased square footage as of June 30, 2025.
(3)
Remaining lease term assumes the exercise of the extension options that are for materially below market rents.
(4)
The Company owns 95% of this property through a consolidated joint venture.

Investment in real estate debt

The following table provides information regarding our investment in real estate debt as of June 30, 2025:

	June 30, 2025
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,743	$624	$74,424	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $695 CECL Allowance.
(2)
Represents the one-month Secured Overnight Financing Rate (“SOFR”), which was 4.32% as of June 30, 2025.

Build-to-suit Development

During the three months ended June 30, 2025, the Company acquired a preferred equity interest in a joint venture considered to be a VIE of which the Company is the primary beneficiary, and as such is consolidated within the Company's condensed consolidated financial statements. The purpose of the joint venture is to construct a build-to-suit research and development facility subject to a net lease for a single tenant. Refer to “Note 6. Real Estate Under Development” for additional information.

Key Components of Our Results from Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		$
	2025	2024	Change
Revenues
Rental revenue	$19,472	$1,250	$18,222
Total revenues	$19,472	$1,250	$18,222
Expenses
Rental property operating	$1,885	$27	$1,858
Depreciation and amortization	9,404	787	8,617
General and administrative	1,059	1,686	(627)
Organization costs	-	1,920	(1,920)
Total expenses	$12,348	$4,420	$7,928
Other income (expenses)
Income from investment in real estate debt	$1,694	$-	$1,694
Other income	2,021	4,071	(2,050)
Interest expense	(5,541)	(237)	(5,304)
Total other income (expenses)	$(1,826)	$3,834	$(5,660)
Net income	$5,298	$664	$4,634
Net income (loss) attributable to non-controlling interests	$(1)	$1	$(2)
Net income attributable to common shareholders	$5,299	$663	$4,636

Rental Revenue

During the three months ended June 30, 2025, rental revenue from our tenants in connection with our investments in real estate increased by $18,222 compared to the three months ended June 30, 2024. The increase is primarily attributable to the acquisition of 18 additional properties subsequent to June 30, 2024.

Rental Property Operating

During the three months ended June 30, 2025, operating expenses in connection with our investments in real estate increased by $1,858 compared to the three months ended June 30, 2024. Rental property operating expenses generally consist of property taxes, insurance and property maintenance, which are generally reimbursable by our tenants as a component of rental revenue. The increase is primarily attributable to the acquisition of 18 additional properties subsequent to June 30, 2024.

Depreciation and Amortization

During the three months ended June 30, 2025, depreciation on our investments in real estate increased by $5,650 and amortization on our lease intangible assets and liabilities increased by $2,967 compared to the three months ended June 30, 2024. The increase is primarily attributable to the acquisition of 18 additional properties subsequent to June 30, 2024.

General and Administrative Costs

During the three months ended June 30, 2025, the Company recorded $1,059 in general and administrative expenses, primarily consisting of professional services, insurance and transfer agency fees. The $1,686 of general and administrative expenses recorded during three months ended June 30, 2024 represent all general and administrative expenses incurred from our inception through principal operations commencement through April 1, 2024.

Organization Costs

During the three months ended June 30, 2024, the Company recorded $1,920 in organization costs, which represent all of such costs incurred from our inception through principal operations commencement on April 1, 2024. The Company did not incur organization costs during the three months ended June 30, 2025.

Income from Investment in Real Estate Debt

During the three months ended June 30, 2025, the Company recorded $1,694 in income from its investment in real estate debt comprised of $1,632 of interest income and $62 of origination fee amortization. The Company did not have any income from investments in real estate debt during the three months ended June 30, 2024.

Other Income

During the three months ended June 30, 2025, other income, which is comprised of interest income generated on our cash and cash equivalents, decreased by $2,050 due to a lower average cash balance as compared to the three months ended June 30, 2024.

Interest Expense

During the three months ended June 30, 2025, interest expense increased by $5,304 compared to the three months ended June 30, 2024, due to an increase of $273,615 in average principal balance on secured debt.

The following table sets forth information regarding our condensed consolidated results of operations for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,		$
	2025	2024	Change
Revenues
Rental revenue	$32,469	$1,627	$30,842
Total revenues	$32,469	$1,627	$30,842
Expenses
Rental property operating	$3,502	$34	$3,468
Depreciation and amortization	16,060	927	15,133
General and administrative	2,133	1,686	447
Organization costs	-	1,920	(1,920)
Total expenses	$21,695	$4,567	$17,128
Other income (expenses)
Income from investment in real estate debt	$3,365	$-	$3,365
Other income	5,838	4,071	1,767
Interest expense	(9,052)	(521)	(8,531)
Total other income (expenses)	$151	$3,550	$(3,399)
Net income	$10,925	$610	$10,315
Net income attributable to non-controlling interests	$5	$1	$4
Net income attributable to common shareholders	$10,920	$609	$10,311

Rental Revenue

During the six months ended June 30, 2025, rental revenue from our tenants in connection with our investments in real estate increased by $30,842 compared to the six months ended June 30, 2024. The increase is primarily attributable to the acquisition of 18 additional properties subsequent to June 30, 2024.

Rental Property Operating

During the six months ended June 30, 2025, operating expenses in connection with our investments in real estate increased by $3,468 compared to the six months ended June 30, 2024. Rental property operating expenses generally consist of property taxes, insurance and property maintenance, which are generally reimbursable by our tenants as a component of rental revenue. The increase is primarily attributable to the acquisition of 18 additional properties subsequent to June 30, 2024.

Depreciation and Amortization

During the six months ended June 30, 2025, depreciation on our investments in real estate increased by $5,748 and amortization on our lease intangible assets and liabilities increased by $9,385 compared to the six months ended June 30, 2024. The increase is primarily attributable to the acquisition of 18 additional properties subsequent to June 30, 2024.

General and Administrative Costs

During the six months ended June 30, 2025, the Company recorded $2,133 in general and administrative expenses, primarily consisting of professional services, insurance and transfer agency fees. The $1,686 of general and administrative expenses recorded during three months ended June 30, 2024 represent all general and administrative expenses incurred from our inception through principal operations commencement on April 1, 2024.

Organization Costs

During the six months ended June 30, 2024, the Company recorded $1,920 in organization costs, which represent all of such costs incurred from our inception through principal operations commencement on April 1, 2024. The Company did not incur organization costs during the six months ended June 30, 2025.

Income from Investment in Real Estate Debt

During the six months ended June 30, 2025, the Company recorded $3,365 in income from its investment in real estate debt comprised of $3,241 of interest income and $124 of origination fee amortization. The Company did not have any income from investments in real estate debt during the six months ended June 30, 2024.

Other Income

During the six months ended June 30, 2025, other income, which is comprised of interest income generated on our cash and cash equivalents, increased by $1,767 as compared to the six months ended June 30, 2024 due to a higher average cash balance during six months ended June 30, 2025 because the Company did not commence principal operations until April 1, 2024.

Interest Expense

During the six months ended June 30, 2025, interest expense increased by $8,531 compared to the six months ended June 30, 2024 due to an increase of $273,615 in average principal balance on secured debt.

NAV and NAV Per Share Calculation

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of trustees (the "Valuation Guidelines").

The following table provides a breakdown of the major components of our NAV as of June 30, 2025:

Components of NAV	June 30, 2025
Investments in real estate	$966,439
Investment in real estate debt	75,743
Cash and cash equivalents	316,076
Restricted cash	22,849
Real estate under development, net(1)	19,724
Other assets	13,294
Secured debt, net of deferred financing costs	(452,587)
Subscriptions received in advance	(22,193)
Other liabilities	(28,217)
Due to affiliates	(362)
Non-controlling interests	(12,796)
Net Asset Value	$897,970
Number of outstanding common shares / units(2)	44,155,673

(1)
Presented net of $36,860 in tenant contributions related to real estate under development.
(2)
Includes Class E shares and Class E units subject to redemption features, classified as redeemable common shares and redeemable non-controlling interests.

The following table provides a breakdown of the total NAV and NAV per share/unit by class as of June 30, 2025 (dollars are in thousands except for per share amounts):

Net asset value per share / unit	Class S shares	Class F-S shares	Class I shares	Class IO shares	Class F-I shares	Class F-IO shares	Class E shares(1)	Operating Partnership Units	Total
NAV	$133,100	$377,736	$60,749	$7,747	$162,482	$53,494	$102,153	$509	$897,970
Shares / units outstanding	6,562,345	18,560,127	2,995,204	381,801	7,983,541	2,628,427	5,019,228	25,000	44,155,673
NAV per share / unit	$20.2822	$20.3520	$20.2821	$20.2905	$20.3522	$20.3522	$20.3523	$20.3523	$20.2681

(1)
Includes Class E shares subject to redemption features, classified as redeemable common shares.

The key assumption used to determine the valuations of our investments in real estate is the capitalization rate. As of June 30, 2025, the weighted-average capitalization rate for our industrial net lease properties was 7.0%. The table below shows how a change in the capitalization rate, assuming all other factors remain unchanged, would impact the value of our net lease industrial property investments.

Assumption	Hypothetical Change	Change to Value
Capitalization rate	0.25% Decrease	3.7%
(weighted-average)	0.25% Increase	(3.5)%

In accordance with our Valuation Guidelines, investments in real estate are held at cost for up to three months following their acquisition. Once we determine a fair value for more than one retail and one land property, we will include the key assumptions used in the determination of fair value for such property type and a sensitivity analysis related thereto.

The following table reconciles total shareholders' equity per our condensed consolidated balance sheets to our NAV:

June 30, 2025
Total shareholders' equity	$797,196
Redeemable common shares	24,932
Redeemable non-controlling interests	509
Total shareholders' equity, redeemable common shares and redeemable non-controlling interests under GAAP	$822,637
Adjustments:
Accrued shareholder servicing fees	37,231
Accumulated depreciation and amortization	19,664
Advanced organization expenses, offering costs and operating expenses	7,115
Unrealized net real estate appreciation	9,964
Unrealized real estate debt appreciation	624
Unrealized loss on secured debt	40
Current expected credit loss allowance	695
NAV	$897,970

The following details the adjustments to reconcile GAAP total shareholders’ equity to our NAV:

•
Under GAAP, shareholder servicing fees are accrued upon the sale of Class S or Class F-S shares, while for NAV only the portion that is payable in the subsequent month is recognized.
•
The Adviser advanced organization and offering expenses and certain operating expenses on our behalf through April 1, 2025. Following April 1, 2025, we began to reimburse the Adviser on a pro-rata basis over a 60 month period. Amounts advanced by the Adviser will not impact NAV until we reimburse such amounts.
•
We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV. For the purposes of calculating our NAV, investments in real estate and borrowings are held at their estimated fair values.
•
We record our investment in real estate debt at amortized cost which includes an allowance for current expected credit losses and deferred fees in accordance with GAAP. For the purpose of calculating our NAV, our investment in real estate debt is held at its estimated fair values.
•
We recognize rental revenue on a straight-line basis under GAAP. Deferred rent adjustments are excluded for the purpose of calculating NAV.

Distributions

We commenced our principal operations on April 1, 2024 and declared distributions for common shareholders of record as of the last business day of each month thereafter. Each class of our common shares received the same aggregate gross distribution per share, however the net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager. The following table summarizes net distributions declared to our common shareholders during the six months ended June 30, 2025 and 2024:

Record Date	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E (1)
January 31, 2025	$0.0867	$0.0867	$0.1010	$-	$0.1010	$-	$0.1010
February 28, 2025	0.0868	0.0868	0.1011	-	0.1011	-	0.1011
March 31, 2025	0.0869	0.0869	0.1012	-	0.1012	-	0.1012
April 30, 2025	0.0871	0.0871	0.1014	0.1014	0.1014	0.1014	0.1014
May 30, 2025	0.0871	0.0871	0.1015	0.1015	0.1015	0.1015	0.1015
June 30, 2025	0.0872	0.0872	0.1016	0.1016	0.1016	0.1016	0.1016
Total:	$0.5218	$0.5218	$0.6078	$0.3045	$0.6078	$0.3045	$0.6078

Record Date	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E (1)
April 30, 2024	$—	$0.0691	$—	$—	$0.0833	$—	$0.0833
May 31, 2024	—	0.0691	—	—	0.0833	—	0.0833
June 28, 2024	—	0.0734	—	—	0.0876	—	0.0876
Total:	$—	$0.6832	$—	$—	$0.8111	$—	$0.8111

(1)
For both 2025 and 2024, our non-controlling interests consisted of Class E units of the Operating Partnership which received per unit distributions in an amount equal to Class E shares.

On October 20, 2023, the Company was capitalized with a $1 investment by MSREI Holding at a purchase price of $20.00 per share. On March 28, 2024, the Company paid a distribution of $11 or $216.89 per common share to MSREI Holding. Immediately following such distribution, the Company repurchased all 50 shares from MSREI Holding at a price per common share equal to $20.00.

The following table summarizes the payment character and sources of distributions paid and payable for the three and six months ended June 30, 2025:

	For the Six Months Ended June 30,
	2025		2024
Distributions	Amount	Percentage	Amount	Percentage
Payable in cash	$10,480	46%	$2,014	49%
Reinvested in shares	12,299	54%	2,063	51%
Total distributions	$22,779	100%	$4,077	100%
Sources of Distributions
Cash flows from operating activities(1)	$22,779	100%	$4,077	100%
Total sources of distributions	$22,779	100%	$4,077	100%

(1)
Cash flows from operations are calculated in accordance with GAAP and are $28,241 and $5,746 for the six months ended June 30, 2025 and 2024, respectively.

Financial Condition, Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business with $338,925 in cash, cash equivalents and restricted cash as of June 30, 2025. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) financing arrangements and (iv) any future offerings of our equity or debt securities. Our primary use of cash will be for (i) acquisition of net lease assets, acquisition or origination of CRE debt investments and other real estate-related debt investments, (ii) the cost of operations (including the management fee and performance participation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our Share Repurchase Plan, and (v) cash distributions (if any) to the holders of our common shares to the extent declared by our board of trustees.

Capital Resources

The following table summarizes our secured debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost
Mortgage loans(2)	5.86%	5/26/2030	$407,793	$405,640	4.02%	4/1/2028	$61,115	$58,570
Secured note(3)	S + 2.00%	1/1/2028	50,300	50,300	S + 2.00%	1/1/2028	50,300	50,300
Deferred financing costs, net				(3,313)				(511)
Total secured debt, net:			$458,093	$452,627			$111,415	$108,359
(1)
The term "S" represents the one-month SOFR, which was 4.32% and 4.50% as of June 30, 2025 and December 31, 2024, respectively.
(2)
Amortized cost is net of unamortized mortgage discount of $2,153 and $2,545 as of June 30, 2025 and December 31, 2024, respectively.
(3)
Secured by an investment in real estate debt with the same benchmark rate and maturity date including two one-year extension options.

Cash Flows

Cash flows from operating activities were $28,241 for the six months ended June 30, 2025, primarily as a result of rental income generated on our investments in real estate and interest income generated on our cash and cash equivalents.

Cash flows used in investing activities were $411,969 for the six months ended June 30, 2025, primarily relating to the acquisition of our investments in real estate.

Cash flows from financing activities were $431,315 for the six months ended June 30, 2025, primarily relating to proceeds from the Offering and secured debt.

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

Investments in Real Estate

We expect that most of our acquisitions will qualify as asset acquisitions rather than business combinations pursuant to the ASC Topic 805, “Business Combinations.” Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets and assumed liabilities (including land, buildings, above- and below-market leases, acquired in-place leases, and other identified intangible assets and assumed liabilities) and we allocate the purchase price to them, on a relative fair value basis. The most significant portion of the allocation is generally to building and land and requires the use of market-based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends, and market and economic conditions.

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

Impairment of Investment in Unconsolidated Joint Venture

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

Current Expected Credit Loss

The current expected credit loss allowance (“CECL Allowance”) is an allowance for losses required under ASC Topic 326, which reflects our current estimate of potential credit losses related to our investments in real estate debt included in our condensed consolidated balance sheets as a reduction of the carrying value of the investments. Changes to the CECL Allowance is recognized through net income on our condensed consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL Allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. ASC 326 requires that all financial instruments within its scope have some amount of loss allowance regardless of credit quality, subordinate capital or other mitigating factors.

As of June 30, 2025, we had one investment in real estate debt and we estimated our CECL Allowance using the Weighted-Average Remaining Maturity (“WARM Method”), which FASB Staff Q&A Topic 326, No. 1 lists as an acceptable methodology for such estimation. Under the WARM Method we determine an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to our investment in real estate debt over its expected remaining term.

Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. We complied relevant historical loan loss reference data from an affiliate of our Adviser and third-party sources. Within this data, we focused our historical loss reference calculations on the subset of data most relevant to our one investment in real estate debt as of June 30, 2025 and December 31, 2024. The metrics we considered include asset type, geography and origination loan-to-value. We believe this historical loan loss reference data is the most relevant, available and comparable dataset to our portfolio.

Accrued interest related to our investment in real estate debt is excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.

In accordance with ASC 326, our CECL Allowance is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the real estate securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to our Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025, we held one $75,743 investment in real estate debt financed by a $50,300 secured note. This investment in real estate debt and the related financing are floating-rate and indexed to SOFR, thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. For the three months ended June 30, 2025, a 50 basis point increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $127.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025. As of June 30, 2025, there have been no material changes from the risk factors set forth in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025, other than as set forth below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We are conducting the Offering to "accredited investors" (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The below table details the common shares sold in the Offering (primary and distribution reinvestment plan):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration(4)
January 2025(1)	1,567,467	$31,574
February 2025(2)	1,023,369	20,657
March 2025(3)	1,536,635	31,041
April 2025(4)	1,667,716	33,805
May 2025(5)	1,323,562	26,895
June 2025(6)	1,369,931	27,858
Total:	8,488,680	$171,830

(1)
Includes 785,046 of Class S common shares, 48,301 of Class F-S common shares, 329,992 of Class I common shares, 275,911 of Class F-I common shares and 128,216 of Class E common shares
(2)
Includes 477,720 of Class S common shares, 48,564 of Class F-S common shares, 189,789 of Class I common shares, 235,617 of Class F-I common shares and 71,679 of Class E common shares
(3)
Includes 703,829 of Class S common shares, 48,794 of Class F-S common shares, 334,792 of Class I common shares, 240,503 of Class F-I common shares and 208,716 of Class E common shares

(4)
Includes 630,205 of Class S common shares, 48,832 of Class F-S common shares, 647,975 of Class I common shares, 23,229 of Class F-I common shares, 77,038 of Class F-IO common shares, 149,124 Class IO common shares and 91,312 of Class E common shares
(5)
Includes 720,139 of Class S common shares, 50,291 of Class F-S common shares, 192,934 of Class I common shares, 17,510 of Class F-I common shares, 5,836 of Class F-IO common shares, 106,233 Class IO common shares and 230,619 of Class E common shares
(6)
Includes 765,159 of Class S common shares, 50,499 of Class F-S common shares, 189,901 of Class I common shares, 17,465 of Class F-I common shares, 5,859 of Class F-IO common shares, 126,444 Class IO common shares and 214,605 of Class E common shares
(7)
Includes upfront selling commissions and dealer manager fees for Class S common shares of $596

Share Repurchase Plan

Our board of trustees adopted the Share Repurchase Plan, pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of our common shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares) is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of each of the immediately preceding three months). Shares or units issued to the Adviser and the Special Limited Partner pursuant to the Advisory Agreement or with respect to the performance participation allocation, respectively, are not subject to these repurchase limitations. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under our Share Repurchase Plan, to the extent we choose to repurchase shares in any particular quarter, we will only repurchase shares as of the opening of the last business day of that quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. The one-year holding period is measured as of the subscription closing date immediately following the prospective Repurchase Date.

The table below sets forth common share repurchases by the Company during the six months ended June 30, 2025 under the Share Repurchase Plan:

Repurchase Date:	Total Number of Common Shares Repurchased	Average Purchase Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(2)
March 31, 2025	77,885	$19.86	77,885	—
June 30, 2025	214,995	$19.85	214,995	—

(1)
Repurchase price was reflective of 98% of NAV per share as of February 28, 2025 for repurchases with a Repurchase Date of March 31, 2025 and as of May 31, 2025 for repurchases with a Repurchase Date of June 30, 2025 for each share class because the repurchased shares were not outstanding for at least one year as set forth in our Share Repurchase Plan described above.
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
3.4

Second Amended and Restated Declaration of Trust of North Haven Net REIT, dated April 28, 2025 (filed as Exhibit 3.1 to the Company's Current Report on 8-K filed on April 30, 2025 and incorporated herein by reference)

4.1	Amended and Restated Share Repurchase Plan, effective as of April 28, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on 8-K filed on April 30, 2025 and incorporated herein by reference)
4.2

Amended and Restated Distribution Reinvestment Plan, effective as of April 28, 2025 (filed as Exhibit 4.2 to the Company’s Current Report on 8-K filed on April 30, 2025 and incorporated herein by reference)

10.1

Second Amended and Restated Limited Partnership Agreement of NH Net REIT Operating Partnership, LP, dated April 28, 2025, by and among North Haven Net REIT, as the general partner, Net REIT Special Limited Partner LP, and the other limited partners party thereto from time to time (filed as Exhibit 10.1 to the Company’s Current Report on 8-K filed on April 30, 2025 and incorporated herein by reference)

10.2

Amended and Restated Dealer Manager Agreement, dated April 28, 2025, between North Haven Net REIT and Morgan Stanley Distribution, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on 8-K filed on April 30, 2025 and incorporated herein by reference)

10.3

Form of Participating Broker-Dealer Agreement between Morgan Stanley Distribution, Inc. and participating broker-dealers (filed as Exhibit 10.3 to the Company’s Current Report on 8-K filed on April 30, 2025 and incorporated herein by reference) (included as Exhibit A to the Amended and Restated Dealer Manager Agreement filed as Exhibit 10.2 to the Company’s Current Report on 8-K filed on April 30, 2025 and filed as Exhibit 10.2 hereof)

10.4

Amended and Restated Advisory Agreement, dated April 28, 2025, North Haven Net REIT, NH Net REIT Operating Partnership, LP and MSREF Real Estate Advisor, Inc.(filed as Exhibit 10.4 to the Company’s Current Report on 8-K filed on April 30, 2025 and incorporated herein by reference)

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
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheet (Unaudited), (ii) Statement of Operations (Unaudited), (iii) Statement of Changes in Shareholders' Equity (Deficit) (Unaudited), (iv) Statement of Cash Flows (Unaudited), (v) Notes to the Financial Statements (Unaudited) and (vi) Cover Page

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Net REIT

August 6, 2025	By:	/s/ Douglas Armer_________________________________________________________
Douglas Armer
Chief Financial Officer and Head of Capital Markets
(Principal Executive Officer)

August 6, 2025	By:	/s/ John Calace___________________________________________________________
John Calace
Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)