Form 10-Q
period 2025-09-30
North Haven Net REIT
filed 2025-11-06
CIK 1999784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025 the issuer had the following shares outstanding: 18,447,638 Class F-S shares, 8,019,375 Class F-I shares, 2,670,784 Class F-IO shares, 10,463,627 Class S shares, 5,122,848 Class I shares, 1,283,946 Class IO shares and 5,680,134 Class E shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands, except for share and per share data)

	September 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,036,109	$426,292
Investment in real estate debt, net(1)	74,579	74,217
Cash and cash equivalents	211,161	261,571
Restricted cash	29,664	29,767
Intangible assets, net	231,526	94,582
Real estate under development	81,528	—
Other assets	25,530	6,683
Total assets(2)	$1,690,097	$893,112
Liabilities
Secured debt, net	$548,956	$108,359
Intangible liabilities, net	54,313	26,207
Tenant contributions related to real estate under development	47,690	—
Due to affiliates	47,084	38,915
Subscriptions received in advance	29,057	29,767
Other liabilities	46,328	11,425
Total liabilities(2)	773,428	214,673
Commitments and contingencies (Note 15)	—	—
Redeemable common shares, par value Class E shares, $0.01 per share, 1,225,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024 (Note 9)	25,068	24,757
Redeemable non-controlling interests (Note 9)	511	505
Equity
Common shares, par value $0.01 per share, 47,571,216 and 34,705,985 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (Note 12)	476	347
Additional paid-in capital	908,569	659,755
Accumulated deficit and cumulative distributions	(30,520)	(9,305)
Equity	878,525	650,797
Non-controlling interests in third-party ventures	12,449	2,255
Non-controlling interest attributable to preferred shareholders	116	125
Total equity	891,090	653,177
Total liabilities and equity	$1,690,097	$893,112

(1)
Net of a current expected credit loss allowance of $695 as of September 30, 2025 and December 31, 2024.
(2)
The condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”), which can only be used to settle the obligations of the VIEs of $138,995 and $46,538 as of September 30, 2025 and December 31, 2024, respectively, and liabilities, which includes third-party liabilities, for which the creditors or beneficial interest holders do not have recourse against the Company of $98,853 and $1,436 as of September 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Rental revenue	$21,263	$5,119	$53,733	$6,746
Total revenues	$21,263	$5,119	$53,733	$6,746
Expenses
Rental property operating	$1,506	$444	$5,008	$478
Depreciation and amortization	10,644	2,438	26,703	3,365
General and administrative	1,163	1,207	3,297	2,893
Organization costs	—	—	—	1,920
Total expenses	$13,313	$4,089	$35,008	$8,656
Other income (expenses)
Income from investment in real estate debt	$1,710	$—	$5,075	$—
Other income	3,044	6,135	8,882	10,206
Interest expense	(7,565)	(827)	(16,617)	(1,348)
Total other income (expenses)	$(2,811)	$5,308	$(2,660)	$8,858
Net income	$5,139	$6,338	$16,065	$6,948
Net income attributable to non-controlling interests in Operating Partnership unit holders	$2	$5	$8	$6
Net income (loss) attributable to non-controlling interests in third-party ventures	$(5)	$2	$(9)	$2
Net income attributable to common shareholders	$5,142	$6,331	$16,066	$6,940
Net income per common share, basic and diluted	$0.11	$0.20	$0.37	$0.43
Weighted-average common shares outstanding, basic and diluted	47,262,114	30,914,129	42,984,698	16,153,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity	Non-controlling interests in third party ventures and attributable to preferred shareholders	Total Equity
June 30, 2025	42,905,673	$429	$817,931	$(21,164)	$797,196	$12,672	$809,868
Common shares issued	4,660,560	47	94,856	-	94,903	-	94,903
Common shares repurchased (Refer to Note 12 - Equity for gross per share)	(373,282)	(4)	(7,625)	-	(7,629)	-	(7,629)
Amortization of restricted share grants	-	-	19	-	19	-	19
Offering costs	-	-	(4,168)	-	(4,168)	-	(4,168)
Distribution reinvestment	378,265	4	7,703	-	7,707	-	7,707
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(14,498)	(14,498)	-	(14,498)
Net income (loss) ($2 allocated to redeemable non-controlling interests)	-	-	-	5,142	5,142	(5)	5,137
Distributions to non-controlling interests	-	-	-	-	-	(102)	(102)
Allocation to redeemable common shares	-	-	(138)	-	(138)	-	(138)
Allocation to redeemable non-controlling interests	-	-	(9)	-	(9)	-	(9)
September 30, 2025	47,571,216	$476	$908,569	$(30,520)	$878,525	$12,565	$891,090

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity	Non-controlling interests in third party ventures and attributable to preferred shareholders	Total Equity
December 31, 2024	34,705,985	$347	$659,755	$(9,305)	$650,797	$2,380	$653,177
Common shares issued	12,546,175	125	254,606	-	254,731	-	254,731
Common shares repurchased (Refer to Note 12 - Equity for gross per share)	(666,162)	(6)	(13,536)	-	(13,542)	-	(13,542)
Amortization of restricted share grants	-	-	59	-	59	-	59
Offering costs	-	-	(11,978)	-	(11,978)	-	(11,978)
Distribution reinvestment	985,218	10	19,995	-	20,005	-	20,005
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(37,281)	(37,281)	-	(37,281)
Net income (loss) ($8 allocated to redeemable non-controlling interests)	-	-	-	16,066	16,066	(9)	16,057
Contributions to non-controlling interests	-	-	-	-	-	10,346	10,346
Distributions to non-controlling interests	-	-	-	-	-	(152)	(152)
Allocation to redeemable common shares	-	-	(311)	-	(311)	-	(311)
Allocation to redeemable non-controlling interests	-	-	(21)	-	(21)	-	(21)
September 30, 2025	47,571,216	$476	$908,569	$(30,520)	$878,525	$12,565	$891,090

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity	Non-controlling interests in third party ventures	Total Equity
June 30, 2024	21,873,717	$219	$436,547	$(3,537)	$433,229	$—	$433,229
Common shares issued	9,352,274	94	187,842	-	187,936	-	187,936
Common shares repurchased	(24,433)	-	(480)	-	(480)	-
Amortization of restricted share grants	-	-	20	-	20	-	20
Offering costs	-	-	(31,361)	-	(31,361)	-	(31,361)
Distribution reinvestment	175,685	1	3,523	-	3,524	-	3,524
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(7,354)	(7,354)	-	(7,354)
Net income ($5 allocated to redeemable non-controlling interests)	-	-	-	6,331	6,331	2	6,333
Net contributions from non-controlling interests	-	-	-	-	-	2,235	2,235
Allocation to redeemable common shares	-	-	(103)	-	(103)	-	(103)
Allocation to redeemable non-controlling interests	-	-	(4)	-	(4)	-	(4)
September 30, 2024	31,377,243	$314	$595,984	$(4,560)	$591,738	$2,237	$593,975

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity (Deficit)	Non-controlling interests in third party ventures	Total Equity (Deficit)
December 31, 2023	50	$0	$1	$(69)	$(68)	$—	$(68)
Common shares issued	31,170,131	312	625,856	-	626,168	-	626,168
Common shares repurchased	(24,483)	-	(481)	-	(481)	-	(481)
Amortization of restricted share grants	-	-	39	-	39	-	39
Offering costs	-	-	(33,918)	-	(33,918)	-	(33,918)
Distribution reinvestment	231,545	2	4,641	-	4,643	-	4,643
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(11,420)	(11,420)	-	(11,420)
Distributions declared prior to principal operations commencement ($216.89 gross per share)	-	-	-	(11)	(11)	-	(11)
Net income ($6 allocated to redeemable non-controlling interests)	-	-	-	6,940	6,940	2	6,942
Net contributions from non-controlling interests	-	-	-	-	-	2,235	2,235
Allocation to redeemable common shares	-	-	(143)	-	(143)	-	(143)
Allocation to redeemable non-controlling interests	-	-	(11)	-	(11)	-	(11)
September 30, 2024	31,377,243	$314	$595,984	$(4,560)	$591,738	$2,237	$593,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$16,065	$6,948
Adjustments to reconcile net income to cash provided by operating activities:
Straight-line rent adjustment	(4,381)	(585)
Amortization of above- and (below)- market lease, net	(460)	(162)
Depreciation and amortization	26,703	3,365
Amortization of discount on mortgage loans	552	262
Amortization of real estate debt origination fees	(186)	—
Amortization of deferred financing costs	418	—
Amortization of restricted share grants	59	39
Changes in assets and liabilities
Other assets	(772)	(248)
Other liabilities	4,488	1,827
Due to affiliates	168	4,773
Net cash provided by operating activities	$42,654	$16,219
Cash flows from investing activities:
Acquisition of real estate	$(669,823)	$(229,695)
Fundings of real estate debt	(176)	—
Investment in unconsolidated joint venture	(5,748)	—
Capital improvements to real estate	(3,013)	(25)
Funding of deferred lease costs	(6,199)	—
Cash assumed on investment in consolidated joint venture	7,857	—
Funding of construction related to investment in consolidated joint venture	(26,356)	—
Change in earnest money and other deposits	(2,750)	250
Net cash used in investing activities	$(706,208)	$(229,470)
Cash flows from financing activities:
Proceeds from issuance of common shares	$224,965	$626,168
Subscriptions received in advance	29,057	19,895
Proceeds from issuance of redeemable common shares	—	24,500
Proceeds from issuance of operating partnership units	—	500
Repurchase of common shares	(6,158)	(1)
Contributions from tenants	11,960	—
Payment of offering costs	(3,978)	(3,457)
Proceeds from mortgage loans	379,500	—
Payment of mortgage loan proceeds to non-controlling interest	(1,459)	—
Payment of deferred financing costs	(4,326)	—
Repayment of warehouse credit facility	—	(28,750)
Repayment of mortgage loans	(966)	(272)
Payment of distributions to common shareholders	(15,379)	(4,182)
Payment of distributions prior to principal operations commencement	—	(11)
Payment of distributions to operating partnership units	(24)	(14)
Payment of distributions to non-controlling interests	(151)	—
Net cash provided by financing activities	$613,041	$634,376
Net change in cash, cash equivalents and restricted cash	$(50,513)	$421,125
Cash, cash equivalents and restricted cash at the beginning of the period	291,338	27,251
Cash, cash equivalents, and restricted cash at the end of the period	$240,825	$448,376
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$211,161	$428,481
Restricted cash	29,664	19,895

Total cash, cash equivalents and restricted cash	$240,825	$448,376
Supplemental disclosure:
Interest paid	$14,041	$986
Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans	$65,009	$58,667
Distribution reinvestment	$20,005	$4,643
Accrued distributions for common shareholders	$5,220	$2,254
Accrued distributions for redeemable non-controlling interests	$3	$340
Accrued shareholder servicing fees	$8,145	$30,360
Accrued offering costs	$157	$239
Accrued share repurchases	$7,629	$480
Assumption of net assets from consolidated joint venture	$7,857	$—
Capital expenditures accrued, but not yet paid	$11,605	$—
Accrued deferred lease costs	$5,918	$—
Allocation to redeemable common shares	$311	$143
Net contributions from non-controlling interests	$—	$2,235
Allocation to redeemable non-controlling interests	$21	$11

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

($ in thousands, except for share and per share data)

1. Organization and Business Purpose

North Haven Net REIT (“we,” “us,” “our,” and the “Company”) was formed on February 6, 2023, as a Maryland statutory trust and has elected to be taxed as a real estate investment trust (“REIT”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2024, and intends to maintain such election. The Company invests in net lease investments comprised of high-quality commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, meaning essential to the continuance of their business operations. The Company seeks to create a portfolio diversified across asset class, tenant industry, lease expiration and geography to attempt to mitigate credit risk concentration and volatility resulting from market conditions. In addition, to a lesser extent, the Company invests on a tactical basis in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities, as well as other real estate-related securities (such as common and preferred stock of publicly traded REITs and other real estate companies) and loans (collectively referred to as, "CRE debt investments"). The Company is externally managed by MSREF Real Estate Advisor, Inc. (the “Adviser”), a Delaware corporation and wholly-owned subsidiary of Morgan Stanley (NYSE: MS) (“Morgan Stanley”).

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

As of September 30, 2025, the Company owned 26 net lease investments in the industrial sector, one net lease investment in the retail sector, two parcels of land under development pursuant to build-to-suit arrangements and one investment in real estate debt.

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

As of September 30, 2025, the Company owned (i) a 95% interest in a joint venture, which is considered to be a VIE and (ii) a preferred equity interest in a joint venture, which is considered to be a VIE, both of which the Company consolidates because it is the primary beneficiary. Refer to “Note 6. Real Estate Under Development” for additional information.

In addition, as of September 30, 2025, the Company owned a $6,950 preferred equity interest in a joint venture, which is considered to be a VIE. The Company does not consolidate this entity because it is not the primary beneficiary. As of September 30, 2025, the Company's risk of loss with respect to this joint venture was limited to the carrying value of the investment.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of September 30, 2025 and December 31, 2024, the Company held $186,038 and $245,000, respectively, in cash equivalents. Income generated on our cash and cash equivalents is recorded in the period in which it is earned under other income in the condensed consolidated statements of operations.

Restricted Cash

Restricted cash primarily consists of cash received for subscriptions prior to the date in which shareholders are admitted into the Company and, to a lesser extent, cash held in escrow for property taxes and capital expenditures by a third-party loan servicer. The Company’s restricted cash was $29,664 and $29,767 as of September 30, 2025 and December 31, 2024, respectively, and is held in bank accounts controlled by the Company’s transfer agent and loan servicer but in the name of the Company.

Investments in Real Estate

When acquiring a property, the Company determines whether the acquisition should be accounted for as a business combination or an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” For both a business combination and an asset acquisition, the Company records the identifiable assets acquired and liabilities assumed in the acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase and expenses acquisition-related costs as incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions. As of September 30, 2025, the Company owned 27 properties and each acquisition was accounted for as an asset acquisition.

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

For the three and nine months ended September 30, 2025, the Company recognized depreciation expense of $6,992 and $17,564, respectively, and for the three and nine months ended September 30, 2024, the Company recognized depreciation expense of $1,505 and $2,144, respectively, which was recorded as depreciation and amortization in the condensed consolidated statements of operations.

Significant improvements to properties are capitalized within investments in real estate on the Company's condensed consolidated balance sheets whereas repairs and maintenance are expensed as incurred and recorded in rental property operating expense in the Company’s condensed consolidated statements of operations.

Real estate investments are evaluated for impairment on a quarterly basis. The Company considers the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate investment is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate investment over the estimated remaining holding period is less than the carrying value of such investment. An impairment charge is recorded equal to the excess of the carrying value of the real estate investment over the fair value. When determining the fair value of a real estate investment, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of September 30, 2025 and December 31, 2024, the Company has not recorded any impairments on its investments in real estate.

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

The Company analyzes its investment in unconsolidated joint venture for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and the Company's intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and subject to future events that may alter its assumptions, the Company may be required to recognize future impairment losses on its investments in unconsolidated affiliates. As of September 30, 2025 and December 31, 2024, the Company has not recorded any impairments on its investment in unconsolidated joint venture.

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

Revenue Recognition

The Company’s primary source of revenues is rental revenue, which is accounted for under ASC Topic 842, “Leases.” Rental revenue primarily consists of fixed contractual base rent, and, to a lesser extent, tenant reimbursements, arising from tenant operating leases at the Company's properties. Rent under leases where collection is deemed probable is recognized as revenue on a straight-line basis, including any determinable rent step-up or abatement provisions, over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Leases that are that are deemed uncollectible are recognized as a reduction to rental revenue through a reversal of deferred rent. Any future cash receipts on leases that are deemed uncollectible will be recorded as income on a cash basis. The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. The Company exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. As of September 30, 2025 and December 31, 2024, all rent collection was deemed probable.

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

Loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments that are contractually due. When a loan is placed on non-accrual status, interest is only recognized when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments that are contractually due. As of September 30, 2025 and December 31, 2024, there were no loans on non-accrual status.

Current Expected Credit Losses

The current expected credit loss allowance (“CECL Allowance”) is an allowance for losses required under the ASC Topic 326, “Financial Instruments—Credit Losses” (“ASC 326”), which reflects the Company's current estimate of potential credit losses related to its investment in real estate debt included in its condensed consolidated balance sheets as a reduction of the carrying value of the investment. Changes to the CECL Allowance is recognized through net income on the Company's condensed consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL Allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. ASC 326 requires that all financial instruments within its scope have some amount of loss allowance regardless of credit quality, subordinate capital or other mitigating factors.

As of September 30, 2025 and December 31, 2024, the Company had one investment in real estate debt and the CECL Allowance was estimated using the Weighted-Average Remaining Maturity (“WARM Method”). Under the WARM Method, the Company determines an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to its investment in real estate debt over its expected remaining term.

Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. The Company compiled relevant historical loan loss reference data from an affiliate of the Adviser and third-party sources. Within this data, the Company focused our historical loss reference calculations on the subset of data most relevant to its one investment in real estate debt as of September 30, 2025 and December 31, 2024. The metrics considered by the Company include asset type, geography and origination loan-to-value. The Company believes this historical loan loss reference data is the most relevant, available and comparable dataset to its portfolio. In the future, the Company may use other acceptable methods, such as a probability-of-default/loss-given-default method.

Accrued interest related to the Company's investment in real estate debt is excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.

Estimation of Economic Conditions

In accordance with ASC 326, the CECL Allowance is adjusted to reflect the Company's estimation of the current and future economic conditions that impact the performance of the real estate securing its loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company's loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to the Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting the Company's portfolio could vary significantly from the estimates it made as of September 30, 2025 and December 31, 2024.

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

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2024, and intends to maintain such election. As long as the Company qualifies for taxation as a REIT under the Code, the Company generally will not be subject to U.S. federal corporate income tax to the extent it annually distributes all of its taxable income to its shareholders. Although the Company is only required to distribute 90% of its taxable income, U.S. federal income and excise taxes may apply to any undistributed income. REITs are subject to a number of other organization and operational requirements. The Company believes that it is organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that its intended manner of operation will enable the Company to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. Even while the Company qualifies for taxation as a REIT, it may be subject to certain U.S., state and local taxes on its income and property, and, as noted, U.S. federal income and excise taxes on its undistributed income.

The Company had no deferred tax asset or liability as of September 30, 2025 or December 31, 2024. For the three and nine months ended September 30, 2025 and 2024, there were no unrecognized tax benefits. The Company is subject to U.S. federal, state and local income tax examinations by taxing authorities for the calendar years 2023 through 2025.

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

Organization expenses are expensed as incurred, and offering expenses are charged to equity. For the three and nine months ended September 30, 2025, the Company did not incur organization expenses. For the three and nine months ended September 30, 2024, the Company recorded organization expenses of $0 and $1,920, respectively, in the condensed consolidated statements of operations.

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

3. Investments in Real Estate, net

Investments in real estate, net consisted of the following:

	September 30, 2025	December 31, 2024
Building and building improvements	$763,320	$340,648
Land and land improvements	203,583	50,165
Site improvements	91,625	40,334
Total	1,058,528	431,147
Accumulated depreciation	(22,419)	(4,855)
Investments in real estate, net	$1,036,109	$426,292

Acquisitions

The following table details the acquisition values, including capitalized costs, property types and total rentable square feet for acquisitions made by the Company during the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
Property Type	Acquisition value	Number of properties	Square feet (in thousands)	Acquisition value	Number of properties	Square feet (in thousands)
Industrial	$730,328	12	5,385	$268,318	7	2,490
Retail	—	-	-	25,908	1	109
Total:	$730,328	12	5,385	$294,226	8	2,599

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Building and building improvements	$422,671	$196,662
Land and land improvements	153,418	30,419
Site improvements	48,838	21,045
In-place leases	73,308	49,814
Leasing commissions	24,549	9,930
Above-market lease	37,549	4,839
Below-market lease	(30,005)	(18,483)
Total purchase price	$730,328	$294,226
Assumed borrowings(1)	(65,009)	(58,667)
Net purchase price	$665,319	$235,559

(1)
Refer to “Note 7. Secured Debt, net” for more information on mortgage loans assumed.

Acquisition-related intangible assets and liabilities are recorded in intangible assets, net and intangible liabilities, net, respectively, on the condensed consolidated balance sheets.

4. Investment in Real Estate Debt, Net

The following table details the Company's investment in real estate debt:

	September 30, 2025
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,836	$562	$74,579	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $695 CECL Allowance.
(2)
Represents the one-month SOFR, which was 4.31% as of September 30, 2025.

	December 31, 2024
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,660	$748	$74,217	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $695 CECL Allowance.
(2)
Represents the one-month SOFR, which was 4.50% as of December 31, 2024.

CECL Allowance

During the three and nine months ended September 30, 2025 and 2024, the Company did not record any charge-offs or recoveries related to its investment in real estate debt. As of September 30, 2025, the Company's investment in real estate debt was not delinquent.

5. Intangibles

The following table summarizes the identified intangible assets:

	September 30, 2025				December 31, 2024
Intangible assets:	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)
In-place leases	$148,985	$(9,315)	$139,670	12.0	$75,677	$(2,270)	$73,407	12.8
Leasing commissions	52,431	(2,627)	49,804	11.9	15,766	(532)	15,234	10.1
Above-market lease	43,805	(1,753)	42,052	11.7	6,256	(315)	5,941	12.6
Total intangible assets:	$245,221	$(13,695)	$231,526	11.9	$97,699	$(3,117)	$94,582	12.4

During the three and nine months ended September 30, 2025, the Company recognized $3,652 and $9,139, respectively, of amortization related to its in-place lease intangible assets and leasing commissions, which is recorded as a component of depreciation and amortization in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2025, the Company recognized $658 and $1,439, respectively, of amortization related to above-market lease intangible assets, which is recorded as a decrease to rental revenue in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2024, the Company recognized $933 and $1,221, respectively, of amortization related to its in-place lease intangible assets and leasing commissions, which is recorded as a component of depreciation and amortization in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2024, the Company recognized $83 and $208, respectively, of amortization related to above-market lease intangible assets, which is recorded as a decrease to rental revenue in the condensed consolidated statements of operations.

The following table summarizes the identified intangible liabilities:

	September 30, 2025				December 31, 2024
Intangible liabilities:	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)
Below-market lease	$56,915	$(2,602)	$54,313	13.6	$26,910	$(703)	$26,207	16.8
Total intangible liabilities:	$56,915	$(2,602)	$54,313	13.6	$26,910	$(703)	$26,207	16.8

During the three and nine months ended September 30, 2025, the Company recognized $915 and $1,899, respectively, of amortization related to below-market lease intangible liabilities, which is recorded as an increase to rental revenue in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2024, the Company recognized $277 and $370, respectively, of amortization related to below-market lease intangible liabilities, which is recorded as an increase to rental revenue in the condensed consolidated statements of operations.

The estimated future amortization of the Company’s intangible assets and liabilities for each of the next five years and thereafter as of September 30, 2025, is as follows:

Year	In-place leases	Leasing commissions	Above-market lease	Below-market lease
2025 (Remaining)	$3,493	$708	$908	$1,165
2026	13,977	2,816	3,633	4,657
2027	13,977	4,899	3,633	4,657
2028	13,977	4,899	3,633	4,657
2029	13,977	4,899	3,633	4,657
Thereafter	80,269	31,583	26,612	34,520
Total	$139,670	$49,804	$42,052	$54,313

6. Real Estate Under Development

Nokia Bell Labs

In June 2025, the Company acquired a preferred equity interest in a joint venture, which is considered to be a VIE of which the Company is the primary beneficiary and as such is consolidated within the Company's condensed consolidated financial statements. The purpose of the joint venture is to construct a build-to-suit research and development facility subject to a net lease for a single tenant. The Company accounted for this transaction as an asset acquisition under ASC 805 and a summary of the purchase price allocation, inclusive of capitalized costs, as of the acquisition date is below:

Amounts
Cash	$13,602
Land	20,113
Construction in progress	14,903
Tenant improvements	4,679
Prepaid expenses	2,255
Accounts payable	(3,731)
Tenant contributions related to real estate under development	(35,730)
Total purchase price	$16,091
Non-controlling interest	(10,346)
Net purchase price	$5,745

The land is 130,547 square feet and located in New Brunswick, New Jersey. The land, construction in progress and tenant improvements are recorded as real estate under development on the condensed consolidated balance sheets. As of September 30, 2025, the Company funded $24,603 in costs related to the development, which are recorded as real estate under development on the condensed consolidated balance sheets.

As of September 30, 2025, the tenant contributed an aggregate $47,690 used to fund costs related to the development, which are recorded as tenant contributions related to real estate under development on the condensed consolidated balance sheets.

The interest held by the Company's joint venture partner is $10,248 and recorded as non-controlling interests on the condensed consolidated balance sheets.

Jewel Osco

During the three months ended September 30, 2025, the Company purchased a 242,355 square foot parcel of land in St. John, Indiana for $5,144, inclusive of closing costs in connection with a built-to-suit arrangement for a single tenant. As of September 30, 2025, the Company funded $479 in costs related to the development, which, along with the land, is recorded as real estate under development on the condensed consolidated balance sheets.

7. Secured Debt, net

The following table details the Company's debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost
Mortgage loans(2)	5.93%	2/12/2031	$504,449	$502,666	4.02%	4/1/2028	$61,115	$58,570
Secured note(3)	S + 2.00%	1/1/2028	50,300	50,300	S + 2.00%	1/1/2028	50,300	50,300
Deferred financing costs, net				(4,010)				(511)
Total secured debt, net:			$554,749	$548,956			$111,415	$108,359

(1)
The term "S" represents one-month SOFR, which was 4.31% and 4.50% as of September 30, 2025 and December 31, 2024, respectively.
(2)
Amortized cost is net of unamortized mortgage discount of $1,958 and $2,545 and premium of $174 and $0 as of September 30, 2025 and December 31, 2024, respectively.
(3)
Secured by an investment in real estate debt with the same benchmark rate and maturity date including two one-year extension options.

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all of its covenants related to its mortgage loans and secured note.

The following table summarizes the future principal payments due under our secured debt, based on their maturities assuming all extension options have been exercised, as of September 30, 2025:

Year	Amount
2025 (Remaining)	$543
2026	1,895
2027	2,075
2028	58,450
2029	981
Thereafter	490,805
Total:	$554,749

8. Other Assets and Other Liabilities

The following table details the components of the Company's other assets at the dates indicated:

	September 30, 2025	December 31, 2024
Investment in unconsolidated joint venture	$6,950	$1,202
Earnest money deposit	6,242	2,605
Straight-line rent receivables	5,024	940
Tenant receivables	3,930	1,572
Prepaid expenses	2,849	—
Interest receivable	535	364
Total other assets:	$25,530	$6,683

The following table details the components of the Company's other liabilities at the dates indicated:

	September 30, 2025	December 31, 2024
Construction payable	$15,132	$—
Redemptions payable	7,629	245
Accrued deferred lease costs	5,918	—
Distribution payable	5,223	3,324
Accrued property expenses	4,759	2,622
Unearned rental income	3,035	2,031
Interest payable	1,929	868
Due to tenants	1,643	2,335
Other	1,060	—
Total other liabilities:	$46,328	$11,425

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

MSREI Holding and the Special Limited Partner have agreed to hold the Class E shares/Operating Partnership units issued in respect of the Morgan Stanley Equity Investment until the earlier of (i) the first date that the Company's NAV reaches $1.5 billion and (ii) April 1, 2027, which is three years after the initial closing of the Offering. Following such date, each quarter MSREI Holding and the Special Limited Partner may request, with respect to the Morgan Stanley Equity Investment, that the Company repurchase (each, a “MS Repurchase”), a number of Class E shares/ Operating Partnership units in an amount equal to the amount available under the 5% quarterly cap set forth in the Company's share repurchase plan (as amended, the "Share Repurchase Plan"), but only after the Company first satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the Share Repurchase Plan. Notwithstanding the foregoing, for so long as Morgan Stanley or its affiliate acts as investment adviser to the Company, the Company will not affect any MS Repurchase during any quarter in which the full amount of all common shares requested to be repurchased by shareholders other than Morgan Stanley and its affiliates under the Share Repurchase Plan is not repurchased or when the Share Repurchase Plan has been suspended.

As of September 30, 2025, Class E shares held by MSREI Holding and Class E units held by the Special Limited Partner pursuant to the Morgan Stanley Equity Investment are classified in mezzanine equity because the Company is required to repurchase or redeem, as applicable, these Class E shares / units upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed above).

The Class E shares held by MSREI Holding are classified as redeemable common shares on the Company's condensed consolidated balance sheets. The following table summarizes the changes in the Company's outstanding redeemable common shares for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Balance at the beginning of the year	1,225,000	—
Issuance of common shares	—	1,225,000
Ending Balance	1,225,000	1,225,000

Redeemable common shares are recorded at their redemption value, which is equivalent to fair value, of such Class E common shares at the end of each measurement period. As of September 30, 2025, there was an allocation of $311 to the redeemable common shares in connection with this fair value measurement.

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

The following table details the activity of redeemable non-controlling interests related to the Special Limited Partner for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Balance at the beginning of the year	$505	$—
Issuance	-	500
GAAP income allocation	8	6
Distributions	(23)	(14)
Fair value allocation	21	11
Ending Balance	$511	$503

10. Related Party Transactions

The following table details the components of due to affiliates:

	September 30, 2025	December 31, 2024
Accrued shareholder servicing fees	$40,344	$32,500
Advanced operating expenses	4,657	4,257
Advanced organization and offering expenses	2,083	2,158
Due to affiliates	$47,084	$38,915

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

The table below summarizes expenses advanced by the Adviser and reimbursements made by the Company as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
Expense Type	Amount Advanced	Amount Reimbursed	Remaining Balance	Amount Advanced	Amount Reimbursed	Remaining Balance
Operating	$5,175	$518	$4,657	$4,257	$—	$4,257
Organization and offering	2,315	232	2,083	2,158	—	2,158
Total:	$7,490	$750	$6,740	$6,415	$—	$6,415

During the three and nine months ended September 30, 2025, the Company reimbursed the Adviser $375 and $750, respectively, for advanced organization, offering and operating expenses. No reimbursements were made by the Company during the three and nine months ended September 30, 2024.

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

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class F-S share and Class S share sold in the Offering. For the three and nine months ended September 30, 2025, the Company incurred $299 and $903, respectively, in upfront selling commissions, which are charged against additional paid-in-capital as offering costs. For the three and nine months ended September 30, 2024, the Company incurred $618 and $2,523, respectively, in upfront selling commissions, which are charged against additional paid-in-capital as offering costs.

The Company pays the Dealer Manager selling commissions equal to 0.85% per annum of the aggregate NAV of our outstanding Class F-S shares and Class S shares over time as shareholder servicing fees for ongoing services rendered to shareholders. Shareholder servicing fees are accrued upon the sale of Class F-S shares and Class S shares and are based upon our best estimate of aggregate fees payable. For the three and nine months ended September 30, 2025, the Company incurred $3,869 and $10,918, respectively, in shareholder servicing fees, which are charged against additional paid-in-capital as offering costs. For the three and nine months ended September 30, 2024, the Company incurred $30,880 and $31,294, respectively, in shareholder servicing fees, which are charged against additional paid-in-capital as offering costs.

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

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to (1) 0.50% of NAV of Class F-S shares, Class F-I shares and Class F-IO shares and (2) 1.25% of NAV for shares classes other than the Class F-S shares, Class F-I shares, Class F-IO shares except Class E shares, in each case, per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to (1) 0.50% of the NAV of the Operating Partnership attributable to Class F-S, Class F-I and Class F-IO units not held by the Company and (2) 1.25% of NAV of the Operating Partnership attributable to units other than Class F-S, Class F-I and Class F-IO units not held by the Company except Class E Operating Partnership units, in each case, per annum payable monthly in arrears. The management fee will be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. The Adviser agreed to waive the management fee through April 1, 2025, which is 12 months following the initial closing of the Offering, and waived management fees payable during the six months ended September 30, 2025.

In addition, so long as the Advisory Agreement has not been terminated between the Company and the Adviser, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive in the aggregate an allocation from the Operating Partnership equal to 12.5% of the Total Return with respect to all of the Operating Partnership units, except Class E Operating Partnership units, subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership). Such allocation will be made annually and accrue monthly. Distributions on the performance participation interest may be payable in cash or Class E Operating Partnership units, or any combination thereof, at the election of the Special Limited Partner. The Special Limited Partner agreed to waive the performance participation through April 1, 2025, which is 12 months following the initial closing of the Offering, and waived the performance participation allocation payable during the six months ended September 30, 2025.

The Company may retain certain of the Adviser’s affiliates, from time to time, for services relating to its investments or its operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below market rates. As of September 30, 2025 and December 31, 2024, the Company has not retained an affiliate of the Adviser for any such services.

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

During the three and nine months ended September 30, 2024, the Company incurred interest of $0 and $284, respectively, with an average all-in interest rate of 6.78% recorded as interest expense in the condensed consolidated statements of operations.

The Warehouse Funding Facility was repaid and terminated on April 1, 2024. There were no financial covenants associated with the Warehouse Funding Facility.

11. Leases

The Company’s rental revenue primarily consists of rent earned from operating leases in the Company’s net leased portfolio which consists of fixed annual rents that escalates annually throughout the term of the leases, and the tenants are generally responsible for all property-related expenses, including taxes, insurance, and maintenance. As of September 30, 2025 and December 31, 2024, the Company's investments in real estate are leased to single tenants on a net lease basis.

The following table details the components of operating lease income from the leases which the Company is the lessor:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease payments	$17,544	$4,111	$43,889	$5,574
Variable lease payments(1)	1,882	422	4,381	585
Straight-line rent adjustment	1,580	392	5,003	425
Amortization of (above)- and below-market leases, net	257	194	460	162
Total rental revenue:	$21,263	$5,119	$53,733	$6,746

(1)
Consists of tenant reimbursements.

The following table presents the undiscounted future minimum rents the Company expects to receive from its net lease properties classified as operating leases as of September 30, 2025:

Year	Future Minimum Rents(1)
2025 (Remaining)	$20,912
2026	84,930
2027	89,251
2028	108,462
2029	110,932
Thereafter	967,251
Total:	$1,381,738

(1)
Aggregate base rents of $476,193 related to executed leases that have not yet commenced are excluded.

12. Equity

As of September 30, 2025, the Company was authorized to issue an unlimited number of shares classified as common shares of beneficial interest, par value $0.01 per share (“common shares”). On March 29, 2024, the Company amended its Declaration of Trust, pursuant to which the Company is authorized to issue an unlimited number of common shares, including an unlimited number of shares classified as Class T shares, Class F-T shares, Class S shares, Class F-S shares, Class D shares, Class F-D shares, Class I shares, Class F-I shares, and Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share (“preferred shares”). On April 28, 2025, the Company adopted the Second Amended and Restated Declaration of Trust, pursuant to which the Company designated two new classes of common shares of beneficial interest, Class F-IO common shares and Class IO common shares.

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

The below table details shares issued and outstanding for the classes of common shares outstanding as of September 30, 2025 and December 31, 2024:

Share Class	September 30, 2025	December 31, 2024
Class S common shares, $0.01 par value per share	8,904,088	2,540,134
Class F-S common shares, $0.01 par value per share	18,391,944	18,504,342
Class I common shares, $0.01 par value per share	4,294,124	1,060,070
Class IO common shares, $0.01 par value per share	1,161,595	—
Class F-I common shares, $0.01 par value per share	7,999,491	9,723,315
Class F-IO common shares, $0.01 par value per share	2,663,817	—
Class E common shares, $0.01 par value per share	4,156,157	2,878,124
Total:	47,571,216	34,705,985

The table below details activity related to the Company's common share classes for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025
	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E	Total
June 30, 2025	6,562,345	18,560,127	2,995,204	381,801	7,983,541	2,628,427	3,794,228	42,905,673
Common shares issued	2,282,473	—	1,270,940	774,874	—	17,025	315,248	4,660,560
Dividend reinvested	65,509	158,564	27,980	4,920	54,903	18,365	48,024	378,265
Common shares repurchased	(6,239)	(326,747)	—	—	(38,953)	—	(1,343)	(373,282)
September 30, 2025	8,904,088	18,391,944	4,294,124	1,161,595	7,999,491	2,663,817	4,156,157	47,571,216

	For the Nine Months Ended September 30, 2025
	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E	Total
December 31, 2024	2,540,134	18,504,342	1,060,070	—	9,723,315	—	2,878,124	34,705,985
Common shares issued	6,292,565	—	3,276,255	1,005,989	764,384	17,025	1,189,957	12,546,175
Dividend reinvested	137,514	453,844	57,173	6,482	177,792	30,061	122,352	985,218
Common shares repurchased	(16,374)	(566,242)	—	—	(49,269)	—	(34,276)	(666,161)
Share class transfer	(49,751)	—	(99,374)	149,124	(2,616,731)	2,616,731	—	(1)
September 30, 2025	8,904,088	18,391,944	4,294,124	1,161,595	7,999,491	2,663,817	4,156,157	47,571,216

During the three months ended June 30, 2025, 2,616,731 Class F-I shares and 149,124 Class I shares were exchanged for an equivalent number of Class F-IO shares and Class IO shares, respectively.

The table below details activity related to the Company's common share classes for the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024
	Class S	Class F-S	Class I	Class F-I	Class E	Total
June 30, 2024	—	13,809,578	—	5,962,197	2,101,942	21,873,717
Common shares issued	994,742	4,462,683	433,831	2,939,847	521,171	9,352,274
Dividend reinvested	927	111,111	540	40,137	22,970	175,685
Common shares repurchased	—	(3,735)	—	—	(20,698)	(24,433)
September 30, 2024	995,669	18,379,637	434,371	8,942,181	2,625,385	31,377,243

	For the Nine Months Ended September 30, 2024
	Class S	Class F-S	Class I	Class F-I	Class E	Total
December 31, 2023	—	—	—	—	—	—
Common shares issued	994,742	18,236,768	433,831	8,890,891	2,613,899	31,170,131
Dividend reinvested	927	146,604	540	51,290	32,184	231,545
Common shares repurchased	—	(3,735)	—	—	(20,698)	(24,433)
September 30, 2024	995,669	18,379,637	434,371	8,942,181	2,625,385	31,377,243

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

During the three months ended September 30, 2025, the aggregate proceeds used by the Company to repurchase shares were $125 for Class S shares, $6,680 for Class F-S shares, $796 for Class F-I shares and $28 for Class E shares.

During the nine months ended September 30, 2025, the aggregate proceeds used by the Company to repurchase shares were $326 for Class S shares, $11,522 for Class F-S shares, $1,006 for Class F-I shares and $688 for Class E shares.

During the three and nine months ended September 30, 2024, the Company repurchased 3,735 Class F-S shares and 20,698 Class E shares for a total of $73 and $407, respectively.

Distributions

The table below details the Company's distribution per share for the Company's common share classes for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025			2024
	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share
Class S	$0.3312	$(0.0432)	$0.2880	$0.1756	$(0.0284)	$0.1472
Class F-S	$0.3312	$(0.0432)	$0.2880	$0.2632	$(0.0426)	$0.2206
Class I	$0.3312	$-	$0.3312	$0.1756	$-	$0.1756
Class IO	$0.3312	$-	$0.3312	$-	$-	$-
Class F-I	$0.3312	$-	$0.3312	$0.2632	$-	$0.2632
Class F-IO	$0.3312	$-	$0.3312	$-	$-	$-
Class E	$0.3312	$-	$0.3312	$0.2632	$-	$0.2632

	For the Nine Months Ended September 30,
	2025			2024
	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share
Class S	$0.9390	$(0.1291)	$0.8099	$0.1756	$(0.0284)	$0.1472
Class F-S	$0.9390	$(0.1291)	$0.8099	$0.5174	$(0.0852)	$0.4322
Class I	$0.9390	$-	$0.9390	$0.1756	$-	$0.1756
Class IO	$0.6357	$-	$0.6357	$-	$-	$-
Class F-I	$0.9390	$-	$0.9390	$0.5174	$-	$0.5174
Class F-IO	$0.6357	$-	$0.6357	$-	$-	$-
Class E	$0.9390	$-	$0.9390	$0.5174	$-	$0.5174

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

During the three and nine months ended September 30, 2025, the Company recognized $19 and $59, respectively, and during the three and nine months ended September 30, 2024, the Company recognized $20 and $39, respectively, of compensation expense related to these grants recorded in general and administrative expense in the condensed consolidated statements of operations.

13. Fair Value of Financial Instruments

As of September 30, 2025 and December 31, 2024, all financial instruments and liabilities were reflected in our condensed consolidated balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	September 30, 2025		December 31, 2024
	Estimated fair value	Carrying value	Estimated fair value	Carrying value
Investments in real estate debt, net	$75,836	$74,579	$75,660	$74,217
Secured debt, net	(556,025)	(548,956)	(108,342)	(108,359)

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

15. Commitments and Contingencies

As of September 30, 2025 and December 31, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of September 30, 2025 and December 31, 2024, the Company had $696 and $7,226, respectively, of unfunded commitments related to its investment in unconsolidated joint venture.

As of September 30, 2025, the Company had $50,374 of unfunded commitments related to build-to-suit arrangements. Refer to “Note 6. Real Estate Under Development” for additional information.

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

17. Subsequent Events

The following table details the shares issued subsequent to the end of the period through the date of this report:

Title of Securities	Number of Shares Sold	Aggregate Consideration(1)
Class S common shares	1,532,310	$31,467
Class I common shares	816,488	16,188
Class IO common shares	118,615	2,420
Class E common shares	280,647	5,740
Total:	2,748,060	$55,815

(1)
Class S common shares include aggregate upfront selling commissions of $244.

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

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. Commencing with our taxable year ended December 31, 2024, we elected (and intend to maintain such election) and intend to continue to qualify to be taxed as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes and therefore generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

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

As of September 30, 2025, we have received gross proceeds of $964,467 from the sale of our common shares and contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the net proceeds to make investments. We intend to continue selling our common shares on a monthly basis.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10-Q.

Q3 2025 Highlights

Capital Activity

•
Raised gross proceeds of $94,903 for the three months ended September 30, 2025, through the sale of our common shares.

Operating Results

•
Declared monthly net distributions totaling $14,498 for the three months ended September 30, 2025. The details of our total returns are shown in the following table:

	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E
Annualized Distribution Rate(1)	5.93%	5.90%	6.77%	6.77%	6.75%	6.75%	6.75%
Inception-to-Date Total Return(2)(3)	6.84%	6.66%	7.73%	4.11%	7.56%	4.11%	7.55%

(1)
The annualized distribution rate is calculated by annualizing the declared distribution amounts per share as of September 30, 2025 and dividing by the NAV per share as of August 31, 2025. Refer to “Note 12. Equity” for more information.
(2)
Total return is calculated as the change in NAV per share from the date the first share of each respective class was sold through September 30, 2025, plus any distributions per share declared in the period and assumes reinvestment of distributions pursuant to the Company's distribution reinvestment plan. The inception date for Class F-S shares, Class F-I shares and Class E shares is April 1, 2024, the inception date for Class S shares and Class I shares is August 1, 2024 and the inception date for Class IO shares and Class F-IO shares is April 1, 2025. Total return for periods greater than one year are annualized. We believe total return is a useful measure of our overall performance.
(3)
Class S shares and Class F-S shares exclude upfront selling commissions. Inclusive of the maximum upfront selling commissions, the inception-to-date total return for Class S shares and Class F-S shares are 3.7% and 4.2%, respectively.

Investments and Financings

•
Acquired five industrial properties for an aggregate gross purchase price of $276,445, including capitalized costs. The acquisitions are consistent with our strategy of acquiring income-producing, mission critical, single-tenant, net leased commercial properties.
•
Financed two previously acquired net lease investments with a mortgage loan with an aggregate principal balance of $83,250, a fixed rate of 6.10% and a maturity date of October 10, 2034.

Investment Portfolio

Investments in real estate

As of September 30, 2025 our real estate investments had an aggregate fair value of $1,255,648. The following table provides information regarding our real estate investments as of September 30, 2025:

#	Property Type	Property Sub-Type	Tenant	Market	Square Feet (in thousands)	Occupancy Rate(1)	Acquisition Date	Ownership Percentage
1	Industrial	Distribution - Warehouse	General Mills	Atlanta, GA	1,513	100%	July 2025	100%
2	Industrial	IOS	CRM Americas	Inland Empire, CA	1,146	100%	September 2025	100%
3	Industrial	Distribution - Warehouse	Tesla	St. Louis, MO	1,010	100%	December 2024	100%
4	Industrial	Distribution - Warehouse	Assa Abloy	Kansas City, KS	927	100%	October 2024	100%
5	Industrial	Distribution - Warehouse	Nissan	Los Angeles, CA	620	100%	April 2025	100%
6	Industrial	Cold Storage	C&S	Boston, MA	524	100%	June 2024	100%
7	Industrial	Distribution - Warehouse	Nissan	New Jersey / New York City	508	100%	April 2025	100%
8	Industrial	Distribution - Warehouse	FedEx	Washington, D.C.	487	100%	January 2025	100%
9	Industrial	Manufacturing	Magna	Kansas City, MO	468	100%	September 2024	95%
10	Industrial	Cold Storage	C&S	Boston, MA	446	100%	June 2024	100%
11	Industrial	Manufacturing	Inteva	Bluffton, IN	404	100%	December 2024	100%
12	Industrial	Manufacturing	SAIC	Bedford, IN	401	100%	July 2024	100%
13	Industrial	Distribution - Warehouse	Amazon	Detroit, MI	258	100%	August 2024	100%
14	Industrial	Manufacturing	Actega	Charlotte, NC	239	100%	June 2024	100%
15	Industrial	Distribution - Warehouse	Nissan	Dallas, TX	231	100%	April 2025	100%
16	Industrial	Distribution - Warehouse	Huntington Ingalls	Norfolk, VA	231	100%	September 2025	100%
17	Industrial	Cold Storage	Performance Food Group	Cleveland, OH	216	100%	December 2024	100%
18	Industrial	Distribution - Warehouse	Nissan	Chicago, IL	180	100%	April 2025	100%
19	Industrial	Manufacturing	Bazzini	Allentown, PA	161	100%	January 2025	100%
20	Industrial	Manufacturing	Oterra	Mount Pleasant, WI	156	100%	March 2025	100%
21	Industrial	Manufacturing	Oceaneering	Norfolk, VA	154	100%	February 2024	100%
22	Industrial	Manufacturing	Fremont Logistics	Fremont, CA	139	100%	September 2025	100%
23	Industrial	Manufacturing	ATI	Hartford, CT	111	100%	November 2024	100%
24	Retail	Fitness Center	Life Time	Phoenix, AZ	109	100%	September 2024	100%
25	Industrial	Cold Storage	Giant Eagle	Columbus, OH	105	100%	September 2025	100%
26	Industrial	Distribution - Warehouse	Daikin	Canton, OH	41	100%	November 2024	100%
27	Industrial	Distribution - Warehouse	Daikin	Panama City, FL	40	100%	November 2024	100%

(1)
Occupancy rate includes all leased square footage as of September 30, 2025.

Investment in real estate debt

The following table provides information regarding our investment in real estate debt as of September 30, 2025:

	September 30, 2025
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,836	$562	$74,579	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $695 CECL Allowance.
(2)
Represents the one-month Secured Overnight Financing Rate (“SOFR”), which was 4.31% as of September 30, 2025.

Build-to-suit Developments

In June 2025, the Company acquired a preferred equity interest in a joint venture considered to be a VIE of which the Company is the primary beneficiary, and as such is consolidated within the Company's condensed consolidated financial statements. The purpose of the joint venture is to construct a build-to-suit research and development facility subject to a net lease for a single tenant. Refer to “Note 6. Real Estate Under Development” for additional information.

During the three months ended September 30, 2025, the Company purchased a 242,355 square foot parcel of land in St. John, Indiana for $5,144, inclusive of closing costs in connection with a built-to-suit arrangement for a single tenant. As of September 30, 2025, the Company funded $479 in costs related to the development. Refer to “Note 6. Real Estate Under Development” for additional information.

Lease Expirations

The following table details the expiring leases on our real estate investments by annualized base rent and square footage as of September 30, 2025 (square feet in thousands):

Year	Number of Expiring Leases(1)	Annualized Base Rent	Square Feet	% of Total Annualized Base Rent Expiring	% of Total Square Feet Expiring
2025 (Remaining)	-	$-	-	0%	0%
2026	-	-	-	0%	0%
2027	-	-	-	0%	0%
2028	-	-	-	0%	0%
2029	-	-	-	0%	0%
2030	1	772	111	1%	1%
Thereafter	26	81,788	9,662	99%	99%
Total	27	$82,560	9,773	100%	100%

(1)
Remaining lease term assumes the exercise of the extension options that are for materially below market rents.

Key Components of Our Results from Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		$
	2025	2024	Change
Revenues
Rental revenue	$21,263	$5,119	$16,144
Total revenues	$21,263	$5,119	$16,144
Expenses
Rental property operating	$1,506	$444	$1,062
Depreciation and amortization	10,644	2,438	8,206
General and administrative	1,163	1,207	(44)
Total expenses	$13,313	$4,089	$9,224
Other income (expenses)
Income from investment in real estate debt	$1,710	$-	$1,710
Other income	3,044	6,135	(3,091)
Interest expense	(7,565)	(827)	(6,738)
Total other income (expenses)	$(2,811)	$5,308	$(8,119)
Net income	$5,139	$6,338	$(1,199)
Net income (loss) attributable to non-controlling interests	$(3)	$7	$(10)
Net income attributable to common shareholders	$5,142	$6,331	$(1,189)

Rental Revenue

During the three months ended September 30, 2025, rental revenue from our tenants in connection with our investments in real estate increased by $16,144 compared to the three months ended September 30, 2024. The increase is primarily attributable to the acquisition of 19 additional properties subsequent to September 30, 2024.

Rental Property Operating

During the three months ended September 30, 2025, operating expenses in connection with our investments in real estate increased by $1,062 compared to the three months ended September 30, 2024. Rental property operating expenses generally consist of property taxes, insurance and property maintenance, which are generally reimbursable by our tenants as a component of rental revenue. The increase is primarily attributable to the acquisition of 19 additional properties subsequent to September 30, 2024.

Depreciation and Amortization

During the three months ended September 30, 2025, depreciation on our investments in real estate increased by $4,848 and amortization on our lease intangible assets and liabilities increased by $3,358 compared to the three months ended September 30, 2024. The increase is primarily attributable to the acquisition of 19 additional properties subsequent to September 30, 2024.

General and Administrative Costs

During the three months ended September 30, 2025, general and administrative expenses, which primarily consists of professional services, insurance and transfer agency fees, decreased by $44 compared to the three months ended September 30, 2024.

Income from Investment in Real Estate Debt

During the three months ended September 30, 2025, the Company recorded $1,710 in income from its investment in real estate debt comprised of $1,647 of interest income and $63 of origination fee amortization. The Company did not have any income from investments in real estate debt during the three months ended September 30, 2024, as the Company did not own any real estate debt investments during the period.

Other Income

During the three months ended September 30, 2025, other income, which is comprised of interest income generated on our cash and cash equivalents, decreased by $3,091 due to a lower average cash balance as compared to the three months ended September 30, 2024.

Interest Expense

During the three months ended September 30, 2025, interest expense increased by $6,738 compared to the three months ended September 30, 2024, due to an increase of $321,173 in average principal balance on secured debt.

The following table sets forth information regarding our condensed consolidated results of operations for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,		$
	2025	2024	Change
Revenues
Rental revenue	$53,733	$6,746	$46,987
Total revenues	$53,733	$6,746	$46,987
Expenses
Rental property operating	$5,008	$478	$4,530
Depreciation and amortization	26,703	3,365	23,338
General and administrative	3,297	2,893	404
Organization costs	-	1,920	(1,920)
Total expenses	$35,008	$8,656	$26,352
Other income (expenses)
Income from investment in real estate debt	$5,075	$-	$5,075
Other income	8,882	10,206	(1,324)
Interest expense	(16,617)	(1,348)	(15,269)
Total other income (expenses)	$(2,660)	$8,858	$(11,518)
Net income	$16,065	$6,948	$9,117
Net income (loss) attributable to non-controlling interests	$(1)	$8	$(9)
Net income attributable to common shareholders	$16,066	$6,940	$9,126

Rental Revenue

During the nine months ended September 30, 2025, rental revenue from our tenants in connection with our investments in real estate increased by $46,987 compared to the nine months ended September 30, 2024. The increase is primarily attributable to the acquisition of 19 additional properties subsequent to September 30, 2024.

Rental Property Operating

During the nine months ended September 30, 2025, operating expenses in connection with our investments in real estate increased by $4,530 compared to the nine months ended September 30, 2024. Rental property operating expenses generally consist of property taxes, insurance and property maintenance, which are generally reimbursable by our tenants as a component of rental revenue. The increase is primarily attributable to the acquisition of 19 additional properties subsequent to September 30, 2024.

Depreciation and Amortization

During the nine months ended September 30, 2025, depreciation on our investments in real estate increased by $5,487 and amortization on our lease intangible assets and liabilities increased by $17,851 compared to the nine months ended September 30, 2024. The increase is primarily attributable to the acquisition of 19 additional properties subsequent to September 30, 2024.

General and Administrative Costs

During the nine months ended September 30, 2025, general and administrative expenses, which primarily consists of professional services, insurance and transfer agency fees, increased by $404 compared to the three months ended September 30, 2024. The increase is attributable to an increase in professional fees due to a greater number of investments in 2025 compared to the prior nine months ended September 30, 2024.

Organization Costs

During the nine months ended September 30, 2024, the Company recorded $1,920 in organization costs, which represent all of such costs incurred from our inception through principal operations commencement on April 1, 2024. The Company did not incur organization costs during the nine months ended September 30, 2025.

Income from Investment in Real Estate Debt

During the nine months ended September 30, 2025, the Company recorded $5,075 in income from its investment in real estate debt comprised of $4,888 of interest income and $187 of origination fee amortization. The Company did not have any income from investments in real estate debt during the nine months ended September 30, 2024, as the Company did not own any real estate debt investments during the period.

Other Income

During the nine months ended September 30, 2025, other income, which is comprised of interest income generated on our cash and cash equivalents, decreased by $1,324 as compared to the nine months ended September 30, 2024 due to a lower average cash balance during nine months ended September 30, 2025.

Interest Expense

During the nine months ended September 30, 2025, interest expense increased by $15,269 compared to the nine months ended September 30, 2024 due to an increase of $321,173 in average principal balance on secured debt.

NAV and NAV Per Share Calculation

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of trustees (the "Valuation Guidelines").

The following table provides a breakdown of the major components of our NAV as of September 30, 2025:

Components of NAV	September 30, 2025
Investments in real estate	$1,255,648
Investment in real estate debt	75,836
Cash and cash equivalents	211,161
Restricted cash	29,664
Real estate under development, net(1)	45,674
Other assets	20,527
Secured debt, net of deferred financing costs	(552,016)
Subscriptions received in advance	(29,057)
Other liabilities	(46,329)
Due to affiliates	(393)
Non-controlling interests	(12,738)
Net Asset Value	$997,977
Number of outstanding common shares / units(2)	48,821,216

(1)
Presented net of $47,690 in tenant contributions related to real estate under development.
(2)
Includes Class E shares and Class E units subject to redemption features, classified as redeemable common shares and redeemable non-controlling interests.

The following table provides a breakdown of the total NAV and NAV per share/unit by class as of September 30, 2025 (dollars are in thousands except for per share amounts):

Net asset value per share / unit	Class S shares	Class F-S shares	Class I shares	Class IO shares	Class F-I shares	Class F-IO shares	Class E shares(1)	Operating Partnership Units	Total
NAV	$181,506	$376,392	$87,526	$23,699	$163,711	$54,515	$110,116	$512	$997,977
Shares / units outstanding	8,904,088	18,391,944	4,294,124	1,161,595	7,999,491	2,663,817	5,381,157	25,000	48,821,216
NAV per share / unit	$20.3846	$20.4651	$20.3828	$20.4021	$20.4652	$20.4653	$20.4635	$20.4635	$20.4415

(1)
Includes Class E shares subject to repurchase features, classified as redeemable common shares.

The key assumption used to determine the valuations of our investments in real estate is the capitalization rate. As of September 30, 2025, the weighted-average capitalization rate for our industrial net lease properties was 6.7%. The table below shows how a change in the capitalization rate, assuming all other factors remain unchanged, would impact the value of our net lease industrial property investments.

Assumption	Hypothetical Change	Change to Value
Capitalization rate	0.25% Decrease	3.9%
(weighted-average)	0.25% Increase	(3.6)%

In accordance with our Valuation Guidelines, investments in real estate are held at cost for up to three months following their acquisition. Once we determine a fair value for more than one retail and one land property, we will include the key assumptions used in the determination of fair value for such property type and a sensitivity analysis related thereto.

The following table reconciles total shareholders' equity per our condensed consolidated balance sheets to our NAV:

September 30, 2025
Total shareholders' equity	$878,525
Redeemable common shares	25,068
Redeemable non-controlling interests	511
Total shareholders' equity, redeemable common shares and redeemable non-controlling interests under GAAP	$904,104
Adjustments:
Accrued shareholder servicing fees	39,951
Accumulated depreciation and amortization	28,334
Advanced organization expenses, offering costs and operating expenses	6,740
Unrealized net real estate appreciation	20,581
Unrealized real estate debt appreciation	562
Unrealized loss on secured debt	(2,990)
Current expected credit loss allowance	695
NAV	$997,977

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

Distributions

We commenced our principal operations on April 1, 2024 and declared distributions for common shareholders of record as of the last business day of each month thereafter. Each class of our common shares received the same aggregate gross distribution per share, however the net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager. The following table summarizes net distributions declared to our common shareholders during the nine months ended September 30, 2025 and 2024:

Record Date	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E (1)
January 31, 2025	$0.0867	$0.0867	$0.1010	$-	$0.1010	$-	$0.1010
February 28, 2025	0.0868	0.0868	0.1011	-	0.1011	-	0.1011
March 31, 2025	0.0869	0.0869	0.1012	-	0.1012	-	0.1012
April 30, 2025	0.0871	0.0871	0.1014	0.1014	0.1014	0.1014	0.1014
May 30, 2025	0.0871	0.0871	0.1015	0.1015	0.1015	0.1015	0.1015
June 30, 2025	0.0872	0.0872	0.1016	0.1016	0.1016	0.1016	0.1016
July 31, 2025	0.0873	0.0873	0.1017	0.1017	0.1017	0.1017	0.1017
August 31, 2025	0.1001	0.1001	0.1145	0.1145	0.1145	0.1145	0.1145
September 30, 2025	0.1006	0.1006	0.1150	0.1150	0.1150	0.1150	0.1150
Total:	$0.8098	$0.8098	$0.9390	$0.6357	$0.9390	$0.6357	$0.9390

Record Date	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E (1)
April 30, 2024	$—	$0.0691	$—	$—	$0.0833	$—	$0.0833
May 31, 2024	—	0.0691	—	—	0.0833	—	0.0833
June 28, 2024	—	0.0734	—	—	0.0876	—	0.0876
July 31, 2024	—	0.0734	—	—	0.0876	—	0.0876
August 30, 2024	0.0735	0.0735	0.0877	—	0.0877	—	0.0877
September 30, 2024	0.0735	0.0735	0.0877	—	0.0877	—	0.0877
Total:	$0.1470	$0.4320	$0.1754	$—	$0.5172	$—	$0.5172

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

The following table summarizes the payment character and sources of distributions paid and payable for the three and nine months ended September 30, 2025:

	For the Nine Months Ended September 30,
	2025		2024
Distributions	Amount	Percentage	Amount	Percentage
Payable in cash	$17,276	46%	$6,314	55%
Reinvested in shares	20,005	54%	5,131	45%
Total distributions	$37,281	100%	$11,445	100%
Sources of Distributions
Cash flows from operating activities(1)	$37,281	100%	$11,445	100%
Total sources of distributions	$37,281	100%	$11,445	100%

(1)
Cash flows from operations are calculated in accordance with GAAP and are $42,654 and $16,219 for the nine months ended September 30, 2025 and 2024, respectively.

Financial Condition, Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business with $240,825 in cash, cash equivalents and restricted cash as of September 30, 2025. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) financing arrangements and (iv) any future offerings of our equity or debt securities. Our primary use of cash will be for (i) acquisition of net lease assets, acquisition or origination of CRE debt investments and other real estate-related debt investments, (ii) the cost of operations (including the management fee and performance participation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan (as amended the "Share Repurchase Plan"), and (v) cash distributions (if any) to the holders of our common shares to the extent declared by our board of trustees.

Capital Resources

The following table summarizes our secured debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost
Mortgage loans(2)	5.93%	2/12/2031	$504,449	$502,666	4.02%	4/1/2028	$61,115	$58,570
Secured note(3)	S + 2.00%	1/1/2028	50,300	50,300	S + 2.00%	1/1/2028	50,300	50,300
Deferred financing costs, net				(4,010)				(511)
Total secured debt, net:			$554,749	$548,956			$111,415	$108,359
(1)
The term "S" represents the one-month SOFR, which was 4.31% and 4.50% as of September 30, 2025 and December 31, 2024, respectively.

(2)
Amortized cost is net of unamortized mortgage discount of $1,958 and $2,545 and premium of $174 and $0 as of September 30, 2025 and December 31, 2024, respectively.
(3)
Secured by an investment in real estate debt with the same benchmark rate and maturity date including two one-year extension options.

Cash Flows

Cash flows from operating activities were $42,654 for the nine months ended September 30, 2025, primarily as a result of rental income generated on our investments in real estate and interest income generated on our cash and cash equivalents.

Cash flows used in investing activities were $706,208 for the nine months ended September 30, 2025, primarily relating to the acquisition of our investments in real estate.

Cash flows from financing activities were $613,041 for the nine months ended September 30, 2025, primarily relating to proceeds from the Offering and secured debt.

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

As of September 30, 2025, we had one investment in real estate debt and we estimated our CECL Allowance using the Weighted-Average Remaining Maturity (“WARM Method”), which FASB Staff Q&A Topic 326, No. 1 lists as an acceptable methodology for such estimation. Under the WARM Method we determine an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to our investment in real estate debt over its expected remaining term.

Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. We complied relevant historical loan loss reference data from an affiliate of our Adviser and third-party sources. Within this data, we focused our historical loss reference calculations on the subset of data most relevant to our one investment in real estate debt as of September 30, 2025 and December 31, 2024. The metrics we considered include asset type, geography and origination loan-to-value. We believe this historical loan loss reference data is the most relevant, available and comparable dataset to our portfolio.

Accrued interest related to our investment in real estate debt is excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.

In accordance with ASC 326, our CECL Allowance is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the real estate securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to our Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025, we held one $75,836 investment in real estate debt financed by a $50,300 secured note. This investment in real estate debt and the related financing are floating-rate and indexed to SOFR, thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. For the three months ended September 30, 2025, a 50 basis point increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $128.

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

Credit Risk

We are exposed to credit risk with respect to the tenants that occupy properties that serve as collateral to our investments. To mitigate this risk, we seek to avoid large single tenant exposure, and we undertake a credit evaluation of major tenants prior to making a loan. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.

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

Market Value Risks

We may also be exposed to market value risk with respect to the fair value of our investments, including debt securities, and borrowings due to changes in market conditions, including credit spreads, interest rates, property cash flows, and commercial property values that serve as collateral. We seek to manage our exposure to market risk by originating or acquiring investments secured by different property types located in diverse, but liquid markets, with stable credit ratings. The fair value of our investments may fluctuate; therefore, the amount we will realize upon any repayment, sale, or an alternative liquidation event is unknown.

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

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025. As of September 30, 2025, there have been no material changes from the risk factors set forth in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025, other than as set forth below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We are conducting the Offering to "accredited investors" (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The below table details the common shares sold in the Offering (primary and distribution reinvestment plan):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration(10)
January 2025(1)	1,567,467	$31,574
February 2025(2)	1,023,369	20,657
March 2025(3)	1,536,635	31,041
April 2025(4)	1,667,716	33,805
May 2025(5)	1,323,562	26,895
June 2025(6)	1,369,931	27,858
July 2025(7)	1,292,509	26,321
August 2025(8)	1,903,495	38,741
September 2025(9)	1,842,823	37,592
Total:	13,527,507	$274,484

(1)
Includes 785,046 of Class S common shares, 48,301 of Class F-S common shares, 329,992 of Class I common shares, 275,911 of Class F-I common shares and 128,216 of Class E common shares.
(2)
Includes 477,720 of Class S common shares, 48,564 of Class F-S common shares, 189,789 of Class I common shares, 235,617 of Class F-I common shares and 71,679 of Class E common shares.
(3)
Includes 703,829 of Class S common shares, 48,794 of Class F-S common shares, 334,792 of Class I common shares, 240,503 of Class F-I common shares and 208,716 of Class E common shares.
(4)
Includes 630,205 of Class S common shares, 48,832 of Class F-S common shares, 647,975 of Class I common shares, 23,229 of Class F-I common shares, 77,038 of Class F-IO common shares, 149,124 Class IO common shares and 91,312 of Class E common shares.
(5)
Includes 720,139 of Class S common shares, 50,291 of Class F-S common shares, 192,934 of Class I common shares, 17,510 of Class F-I common shares, 5,836 of Class F-IO common shares, 106,233 Class IO common shares and 230,619 of Class E common shares.
(6)
Includes 765,159 of Class S common shares, 50,499 of Class F-S common shares, 189,901 of Class I common shares, 17,465 of Class F-I common shares, 5,859 of Class F-IO common shares, 126,444 Class IO common shares and 214,605 of Class E common shares.
(7)
Includes 594,585 of Class S common shares, 50,270 of Class F-S common shares, 406,325 of Class I common shares, 17,548 of Class F-I common shares, 5,669 of Class F-IO common shares, 59,489 Class IO common shares and 158,623 of Class E common shares.
(8)
Includes 957,065 of Class S common shares, 50,413 of Class F-S common shares, 468,868 of Class I common shares, 17,560 of Class F-I common shares, 20,096 of Class F-IO common shares, 283,548 Class IO common shares and 105,945 of Class E common shares.
(9)
Includes 796,332 of Class S common shares, 57,881 of Class F-S common shares, 423,727 of Class I common shares, 19,796 of Class F-I common shares, 9,626 of Class F-IO common shares, 436,758 Class IO common shares and 98,703 of Class E common shares.
(10)
Includes upfront selling commissions and dealer manager fees for Class S common shares of $939.

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

The table below sets forth common share repurchases by the Company during the nine months ended September 30, 2025 under the Share Repurchase Plan:

Repurchase Date:	Total Number of Common Shares Repurchased	Average Purchase Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(2)
March 31, 2025	77,885	$19.86	77,885	—
June 30, 2025	214,995	$20.31	214,995	—
September 30, 2025	373,282	$20.44	373,282	—

(1)
For repurchased shares that were not outstanding for at least one year as set forth in the Share Repurchase Plan described above, the repurchase price was equal to 98% of the transaction price in effect on the applicable Repurchase Date.
(2)
Repurchases are limited as set forth in the Share Repurchase Plan described above. All requests under the Share Repurchase Plan were satisfied.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Unregistered Sales of Equity Securities

In connection with the Offering, on November 3, 2025, the Company sold an aggregate of 1,295,089 common shares for aggregate consideration of approximately $26,555, plus applicable upfront selling commissions and dealer manager fees, at the most recently determined net asset value per share. The offer and sale of the common shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The following table details the common shares sold:

Title of Securities	Number of Common Shares Sold	Aggregate Consideration(1)
Class S common shares	634,895	$13,087
Class I common shares	512,010	10,436
Class E common shares	148,185	3,032
Total:	1,295,090	$26,555

(1)
Includes upfront selling commissions and dealer manager fees for Class S common shares of $145.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Trust of the Company, dated February 6, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on November 11, 2023 and incorporated herein by reference)
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
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheet (Unaudited), (ii) Statement of Operations (Unaudited), (iii) Statement of Changes in Shareholders' Equity (Deficit) (Unaudited), (iv) Statement of Cash Flows (Unaudited), (v) Notes to the Financial Statements (Unaudited) and (vi) Cover Page

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Net REIT

November 6, 2025	By:	/s/ Douglas Armer_________________________________________________________
Douglas Armer
Chief Financial Officer and Head of Capital Markets
(Principal Executive Officer)

November 6, 2025	By:	/s/ John Calace___________________________________________________________
John Calace
Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)