Form 10-K
period 2025-12-31
North Haven Net REIT
filed 2026-03-05
CIK 1999784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is currently no established market for the Registrant's common shares of beneficial interest.

As of March 5, 2026, the issuer had the following shares outstanding: 18,487,767 Class F-S shares, 10,841,415 Class F-I shares, 15,015,014 Class S shares, 9,046,384 Class I shares and 7,378,907 Class E shares.

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
•
Legislative or regulatory developments;
•
Errors in strategy execution;
•
Acts of God and wars (including the continuing war in Ukraine, the recent operations by the United States in Venezuela, the war in Iran and the broader conflict and escalating tensions in the Middle East); and
•
Other asset-level developments, including the risk factors described in “Item 1A. Risk Factors.”

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

•
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
•
We face risks associated with the deployment of our capital.
•
Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.
•
Since there is no public trading market for our common shares, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, repurchases are subject to available liquidity and other significant restrictions. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares. Our board of trustees cannot terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•
We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, return of capital, offering net proceeds, the sale of assets or repayments under CRE debt investments (as defined below), and advances or the deferral of fees and expenses, and we have no limits on the amounts we may fund from such sources.
•
The purchase price and repurchase price for our common shares will be generally based on our prior month’s net asset value (“NAV”) (subject to material changes as described above) and will not be based on any public trading market. While there are independent valuations of our investments from time to time, the valuation of investments is inherently subjective and our NAV may not accurately reflect the actual price at which our investments could be liquidated on any given day.
•
We have no employees and are dependent on the Adviser (as defined below) to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other MSREI Clients, including the Opportunistic Funds (each as defined below), the allocation of time of its investment professionals and the substantial fees that we pay to the Adviser.
•
We may make changes to our business, investment, leverage and financing strategies without shareholder approval.
•
On acquiring shares, you will experience immediate dilution in the net tangible book value of your investment.
•
Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•
Our shareholders generally have limited voting rights.
•
There are limits on the ownership and transferability of our shares.

•
While our investment strategy includes investing in net leased properties and CRE debt investments with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in the Company, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.
•
We elected to be taxed as a real estate investment trust (“REIT”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2024 and we intend to continue to maintain such election. However, if we fail to continue to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our shareholders could materially decrease.
•
The acquisition of investment properties has been and may in the future be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
•
Investment in net lease assets involves certain risks, including, but not limited to, tenants’ inability to pay rent, increases in interest rates and lack of availability of financing, tenant turnover and vacancies, and changes in supply of or demand for similar properties in a given market.
•
We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could materially adversely affect our revenue and net income, overall performance, results of operations and ability to pay distributions.
•
We are subject to risks related to changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the continuing war in Ukraine, the recent operations by the United States in Venezuela, the war in Iran and the broader conflict and escalating tensions in the Middle East).

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

The Company is the sole general partner of NH Net REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is consolidated by the Company and substantially all the Company's operations are conducted through the Operating Partnership. The Company owns 99.9% of the Operating Partnership and NH Net REIT Special Limited Partner LP, an affiliate of Morgan Stanley (the “Special Limited Partner”), owns 0.1% of the Operating Partnership and a special limited partner interest in the Operating Partnership.

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-K, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and plan to conduct our business primarily through our various subsidiaries. Commencing with our taxable year ended December 31, 2024, we elected to be taxed as a REIT under the Code for U.S. federal income tax purposes and generally will not be subject to U.S. federal income tax to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

As of March 5, 2026, we had received cumulative net proceeds of $1.2 billion (inclusive of net proceeds from investments through our distribution reinvestment plan) from the sale of our common shares in our continuous, blind pool private offering (the “Offering”) and contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the net proceeds to make investments. We continue to sell certain classes of our common shares on a monthly basis in the Offering.

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

Our Adviser operates through Morgan Stanley Real Estate Investing (“MSREI”), the dedicated global private real estate investment management arm of Morgan Stanley. MSREI is functionally located within the Global Real Assets platform of Morgan Stanley Investment Management (“MSIM”). Since its inception in the early 1990s, MSREI has acquired over $200 billion of gross real estate assets in 39 countries as of September 30, 2025. As of September 30, 2025, MSREI managed approximately $55 billion of gross real estate assets worldwide on behalf of its clients. MSIM, together with its investment advisory affiliates, has approximately $1.8 trillion in assets under management or supervision as of September 30, 2025. Morgan Stanley, founded in 1935, is a leading global financial services firm providing a wide range of investment banking, securities, wealth management and investment management services. With offices in 42 countries, Morgan Stanley’s employees serve clients worldwide including corporations, governments, institutions and individuals. MSIM, together with its investment advisory affiliates, has more than 1,300 investment professionals around the world and approximately $1.8 trillion in assets under management or supervision as of September 30, 2025. MSIM strives to provide outstanding service and long-term investment performance to a diverse client base through a comprehensive suite of investment management solutions.

Established in the early 1990s, MSREI, which is functionally located within MSIM’s Global Real Assets platform, has been one of the most active real estate investors for over three decades, acquiring over $200 billion of gross real estate assets in 42 countries as of September 30, 2025. Primarily focused on global value-add / opportunistic and regional core strategies, MSREI’s range of experience encompasses a broad array of asset classes, geographic regions and investment strategies across all phases of the real estate cycle. With 17 offices across 12 countries throughout the U.S., Europe and Asia, regional teams of dedicated real estate professionals combine a unique global perspective with local market presence and significant transaction execution expertise. As of September 30, 2025, MSREI managed approximately $55 billion of gross real estate assets worldwide on behalf of its clients.

Our executive chairperson, chief financial officer, and other executive officers are senior MSREI professionals. Our Adviser, our executive officers, and other personnel supplied to us by our Adviser are each not obligated to dedicate any specific amount of time to our business. Our Adviser is subject to the supervision and oversight of our board of trustees and has only such functions and authority as our board of trustees delegates to it. Pursuant to the Advisory Agreement, our Adviser is entitled to receive a base management fee and expense reimbursements. In addition, the Special Limited Partner is entitled to receive a performance participation allocation. See “Item 8. Financial Statements and Supplementary Data—Note 9. Related Party Transactions” to our consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Trustee Independence” in this Annual Report on Form 10-K for more detail on the terms of the Advisory Agreement.

Investment Objectives

Our investment objectives are to invest in real estate and real estate-related assets that will enable us to:

•
Provide attractive current income in the form of predictable, stable cash distributions;
•
Realize appreciation in net asset value (“NAV”) from differentiated sourcing, investment selection, structuring and proactive asset management; and
•
Provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with potentially lower volatility than publicly-traded real estate companies and to private credit with the potential for additional upside through real estate tax advantages and appreciation potential.

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

In addition, to a lesser extent, we also invest on a tactical basis in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities (“CMBS”), as well as other real estate-related securities (such as common and preferred stock of publicly traded REITs and other real estate companies) and loans (collectively referred to as, “CRE debt investments”).

Capital allocation will depend on market conditions at the time we invest and may change over time in response to prevailing market conditions, including with respect to interest rates and general economic and credit market conditions.

We leverage Morgan Stanley’s proprietary relationship networks within and outside of the real estate industry, which is a significant sourcing and origination advantage and unique relative to other net lease investors. Specifically, to acquire real estate through sale-leaseback transactions, we leverage Morgan Stanley’s vast and deep relationships with financial sponsors and companies, both public and private, to identify counterparties not otherwise necessarily active as net lease issuers. Given corporate real estate sellers often have myriad objectives beyond maximizing the sale price of their real estate, we expect these directly negotiated transactions to be on mutually beneficial terms with attractive acquisition pricing. We also leverage MSREI’s broad relationships in the real estate industry formed over its 30+ year history to acquire net lease properties through other channels, such as real estate owners, developers, operators and various real estate and financial intermediaries.

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

•
Industrial, Manufacturing, Warehouse, Distribution and R&D. We focus on industrial, manufacturing, warehouse, distribution and R&D facilities where the tenant has a strong credit profile and experienced management team. We target real estate assets that are: critical to the tenant’s core business and continued operations; in locations essential to or strategic for the tenant; and difficult, costly or disruptive to replace. Because we prioritize real estate with appreciation potential, flexibility and attractiveness to other tenants, we often focus on properties that are located in close proximity to major transportation thoroughfares such as airports, ports, railways, major freeways or interstate highways, and with good access to labor.
•
Healthcare. We focus on medical office buildings and hospitals leased to large regional physician practices or affiliated with major health systems, as well as laboratories, ambulatory surgical centers, urgent cares, service-type locations such as dental and dialysis centers, and animal health service clinics. We primarily focus on healthcare properties that have substantial tenant investments such as special regulatory permits and buildouts that would make relocation difficult or costly. We look for healthcare properties that are mission critical to tenant operations, generally located adjacent to or near hospital campuses or other medical facilities or in strong retail-centric locations to capitalize on demographics, and where the tenant has a strong credit profile and is not easily displaced by regulatory changes or new market entrants. In certain instances, we will seek additional credit enhancements to augment the credit of the tenant. In states where a certificate of need statute exists, we ensure that our sites carry this designation to maintain long-term viability.
•
Essential Retail. We focus on eCommerce resistant industries where the presence of a physical location is important to the end consumer and mission critical to the tenant. Our underwriting of retail properties focuses on the fundamental value of the underlying real estate, site level performance, quality of operator (whether corporate owned or experienced multi-unit franchise operators), demographics, and whether the property is subject to a master lease with multiple operating locations.

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

As of December 31, 2025, our $2 billion net lease portfolio, at fair value, consisted of 13,945 square feet across 38 fully leased properties throughout the United States. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Investments in Real Estate” below.

CRE Debt Investments

In addition to investing in net lease assets, to a lesser extent and on a tactical basis, we originate, acquire, finance and manage a portfolio of CRE debt investments diversified across both geography and asset class. Our CRE debt investments are expected to be primarily secured by properties located in U.S. markets, but may also include debt investments issued or backed by real estate in broader North America and Europe, and are expected to include private credit instruments such as first mortgage loans (including pari passu participations), mezzanine loans, preferred equity, B-Notes (as defined below) and securities or broadly syndicated instruments such as real estate-related corporate credit, CMBS and select other CRE-related debt asset classes.

As of December 31, 2025, we had one senior mortgage loan with a principal balance of $76 million, an interest rate of one-month Secured Overnight Financing Rate (“SOFR”) + 4.15% and a maturity date of June 1, 2028 with two one-year extension options. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Investments in Real Estate” below.

Borrowing Policies

We use leverage and expect in the future to continue to use leverage to provide additional funds to support our investment activities. Our target leverage ratio is 55–60% on our portfolio as a whole. There is, however, no limit on the amount we may borrow with respect to any individual investment. Our leverage ratio is measured by dividing (i) consolidated investment-level debt and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of our investments (measured using the greater of fair market value and cost). Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. Our leverage ratio may be substantially higher or lower until such time that we have raised substantial proceeds from our private offering and acquired a diversified portfolio of investments or at certain other times, particularly during a market downturn or in connection with a large acquisition.

As of December 31, 2025, we had the following secured debt:

•
First mortgage financings secured by our net lease investments with an aggregate principal balance of $1.1 billion, a weighted-average fixed rate of 5.72% and a weighted-average maturity date of March 5, 2031.
•
One note secured by our investment in real estate debt with a principal balance of $50.3 million, an interest rate of one-month SOFR + 2.00% and a maturity date of June 1, 2028 with two one-year extension options.

For an overview of our borrowings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Taxation of the Company

We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2024. To continue to qualify as a REIT, we generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our taxable net income, we will be subject to U.S. federal income tax on our undistributed taxable net income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as U.S. federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to continue to qualify as a REIT for the subsequent four full taxable years.

Furthermore, we have one or more taxable REIT subsidiaries (“TRSs”) that pay U.S. federal, state, and local income tax on their taxable net income. See “Item 1A. Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

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

We have a limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Adviser or its affiliates are sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares may entail more risk than an investment in a REIT with a substantial operating history.

Our portfolio is currently concentrated in one sector and may in the future be concentrated in a limited number of sectors, industries, geographies or investments.

Our investments in net lease real estate assets are currently concentrated in the industrial sector, representing 91% of the fair value of our investment portfolio as of December 31, 2025. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities were more diversified. To the extent that tenants and potential tenants are adversely affected by macro or microeconomic changes, our properties may experience decreases in demand, higher default rates on leases or other payments and amounts due, or other adverse results, all of which may have a material and adverse effect on our business, financial condition, results of operations and cash flows.

While we intend to diversify our portfolio by geography and investments over time, our portfolio may be heavily concentrated at any time in only a limited number of sectors, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment or adverse economic or business conditions affecting a particular sector or geography. Investors have no assurance as to the degree of diversification in our investments by sector, geographic region or otherwise. Any adverse economic or real estate developments in our target markets, or any decrease in demand for industrial warehouse and logistics properties resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to successfully implement our investment strategy.

The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of trustees for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and, in turn, may materially adversely affect our results of operations and financial condition.

Our board of trustees approved broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of real estate and originations of CRE debt investments on our behalf, so long as such acquisitions, dispositions and/or originations are consistent with the investment guidelines and our Declaration of Trust. The Adviser implements on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines, as approved by our board of trustees from time to time, and our Declaration of Trust. There can be no assurance that the Adviser will be successful in implementing any particular strategy or discretionary approach to our investment activities. Our board of trustees reviews our investment guidelines and investment portfolio periodically. Pre-approval of our board of trustees or a committee of independent trustees is required only as set forth in our Declaration of Trust (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our trustees rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of trustees.

We face risks associated with the deployment of our capital.

In light of the nature of the Offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our common shares and the time we invest such net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in targeted leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds, until such time that we have raised substantial proceeds in our private offering and acquired a diversified portfolio of investments and/or times when there are few attractive investment opportunities. We may hold such cash in money market accounts or other similar temporary investments, each of which is subject to the management fees payable to the Adviser given that the management fee payable to the Adviser is based on our NAV (irrespective of whether such NAV represents investments in net lease properties, CRE debt investments and/or cash or cash equivalents). For example, during the year ended December 31, 2025, we raised approximately $345 million in the Offering, of which we held approximately $134.8 million in cash, cash equivalents and restricted cash as of December 31, 2025, pending investment in net lease real estate and/or CRE debt investments.

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

If we are unable to continue to raise substantial additional funds in the Offering, we will be limited in the number and type of investments we make in the future and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.

The Offering is being made on a “best efforts” basis, meaning that Morgan Stanley Distribution, Inc. (the “Dealer Manager”) and any participating broker-dealers are only required to use their best efforts to sell our common shares and have no firm commitment or obligation to purchase any of our common shares. As a result, the amount of net proceeds we raise in the Offering in the future may be substantially less than the amount we would need to continue to hold a broader portfolio of investments. If we are unable to continue to raise substantial funds in the Offering, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is also a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to shareholders.

We may make changes to our business, investment, leverage and financing strategies without shareholder approval.

Our board of trustees has approved broad investment guidelines with which we must comply, but these investment guidelines provide the Adviser with broad discretion and can be changed by the approval of a majority of our board of trustees. As the market evolves, we may, with the approval of a majority of our board of trustees, change our business, investment and financing strategies without a vote of, or notice to, our shareholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this filing. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we use leverage at times and in amounts deemed prudent by our management in its discretion, subject to the oversight of our board of trustees, and the decision of what amount of leverage is prudent is not subject to shareholder approval. Changes to our strategies with regards to the foregoing could materially and adversely affect our financial condition and results of operations.

There is no public trading market for our common shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for our common shares, and we do not expect that such a market will ever develop in the future. Therefore, the repurchase of common shares by us will likely be the only way for you to dispose of your common shares, and such repurchases are limited by the share repurchase plan. We will repurchase shares at a price equal to the transaction price of the class of common shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your common shares. Subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”). As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Plan.”

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

We may choose to repurchase fewer shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to, among other reasons, in the discretion of our board of trustees, lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property, commercial real estate debt or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our board of trustees may make exceptions to such repurchase limitations (or repurchase fewer shares than such repurchase limitations), or modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interests and the best interests of our shareholders. Our board of trustees cannot terminate our share repurchase plan absent a liquidity event that results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If we do not repurchase the full amount of all shares requested to be repurchased in any given quarter, funds will be allocated pro rata based on the total number of shares being repurchased without regard to class after we have repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets consist of net lease assets and CRE debt investment(s) that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our board of trustees’ judgment, place an undue burden on our liquidity, adversely affect our operations or impose an adverse impact on the Company as a whole, or should the board of trustees otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then the board of trustees may determine to repurchase fewer shares than have been requested to be repurchased (including relative to the 5% quarterly limit under our share repurchase plan), or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of trustees to consider at least quarterly whether the continued suspension of the plan is in the best interests of the Company and our shareholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, a shareholder’s ability to have their shares repurchased by us may be limited and at times shareholders may not be able to liquidate their investment. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Plan.”

Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

There have been significant changes, and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. For example, U.S. relations with China are strained, because of, among other things, a series of trade, international treaty, tax, and sanctions actions taken by the United States and China against each other, including the designation of China as a “foreign adversary” of the U.S., as well as countersanctions or countermeasures from the Chinese government that have been triggered or are expected to be triggered. Moreover, recent developments in relations between the U.S., other trading partners and China have heightened concerns (and the realization) of increased tariffs and restrictions on trade between the two countries. An increase, such as the potential for an escalation in trade tensions or a trade war. Increases in tariffs or trade restrictions (and threats thereof) could lead to a significant reduction in international trade, which could have a negative impact on China’s export industry and the broader global economy. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.

Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants or borrowers and adversely affect the profitability of investments.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on goods imported from China, Canada and Mexico could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future tenants and/or borrowers and adversely affect the revenues and profitability of our tenants and/or borrowers whose businesses rely on goods imported from such jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy, including with respect to the proposed tariffs on goods from Canada and Mexico.

Economic events may have an adverse effect on our investments and may cause our shareholders to request that we repurchase their shares, which may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of geopolitical events, tariffs and trade conflicts, and military conflicts, such as the continuing war in Ukraine, the recent operations by the United States in Venezuela, the war in Iran and the broader conflict and escalating tensions in the Middle East), trade barriers, availability of credit, national and international circumstances and inflation could have an adverse effect on our investments and cause our shareholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. These events could impair our profitability or result in losses to us. Terrorist attacks, political and military instability, trade conflicts, and the military operations of the United States and its allies could have significant adverse effects on the global economy. For example, military conflicts, either in response to internal social unrest or conflicts with other countries, including for example, the territorial dispute regarding the sovereignty of Taiwan, could significantly disrupt or otherwise adversely affect Chinese economies, as well as domestic and global financial markets, which could have an adverse effect on our business and results of operations. Additionally, China is alleged to have participated in state-sponsored cyberattacks against foreign companies and foreign governments. Actual and threatened responses to such activity and strained international relations, including purchasing restrictions, sanctions, tariffs or cyberattacks on the Chinese government or Chinese companies, may impact China’s economy as well as domestic and global financial markets, which could have an adverse effect on our business and results of operations. Furthermore, epidemics that spread quickly have the potential to significantly affect the global economy, if not contained. The potential impact on the Company or the likelihood of such events cannot be predicted by the Adviser. If the Adviser fails to react appropriately to difficult market, economic and geopolitical conditions, we could incur material losses.

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

We have not established a minimum distribution payment level, and our ability to continue to make distributions to our shareholders may be materially adversely affected by a number of factors, including, but not limited to, the risk factors described in this Annual Report on Form 10-K. Our board of trustees (or a committee of our board of trustees) makes determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:

•
The limited size of our portfolio until such time that we have acquired a diversified portfolio of investments;
•
Our inability to invest the net proceeds from sales of our shares on a timely basis in income-producing investments;
•
Our inability to realize attractive risk-adjusted returns on our investments;
•
High levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•
Defaults in our investment portfolio or decreases in the value of our investments.

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

We may not generate sufficient cash flow from operations to fully fund distributions to shareholders, particularly until such time that we have acquired a diversified portfolio of investments. Therefore, we may fund distributions to our shareholders from sources other than cash flow from operations, including, without limitation, borrowings, return of capital, offering net proceeds (including from sales of our common shares or Operating Partnership units to Morgan Stanley or its affiliates), the sale of assets or repayments under CRE debt investments and advances, the deferral or waiver of fees and expenses. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including, but not limited to, the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in our common shares or Operating Partnership units (in lieu of cash) and the Special Limited Partner elects to receive distributions on its performance participation interest in Operating Partnership units (in lieu of cash), how quickly we invest the proceeds from the Offering and any future offering and the performance of our investments, including our portfolio of real estate debt investments and real estate-related securities. Funding distributions from borrowings, offering net proceeds (including from sales of our common shares or Operating Partnership units to Morgan Stanley or its affiliates) and the sale of or repayments under CRE debt investments will result in us having less funds available to acquire real estate or CRE debt investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional common shares (or other securities convertible into our common shares) will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.

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

We have in the past, and may in the future, also defer expenses or pay expenses (including management fees payable to the Adviser or distributions to the Special Limited Partner) with our common shares or Operating Partnership units to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could materially adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Adviser or the Special Limited Partner shortly after issuing such share or units as compensation. The payment of expenses in our common shares or Operating Partnership units will dilute your ownership interest in us. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive fees or distributions in our common shares or Operating Partnership units and may elect to receive such amounts in cash.

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

Within the parameters of our valuation guidelines, the valuation methodologies used to value certain of our investments involve subjective judgments and projections and may not be accurate. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our net lease investments and CRE debt and other real estate-related debt investments, as applicable, are only estimates of fair value. Ultimate realization of the value of an asset depends, to a great extent, on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There is no retroactive adjustment in the valuation of such assets, the offering price of our shares, the price we paid to repurchase our common shares or NAV-based fees we paid to the Adviser and the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you pay for our common shares in the Offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

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

The Adviser’s determination of our monthly NAV per share will be based on monthly valuations of investments, including net lease investments, CRE debt investments and other real estate-related debt investments for which market prices are not readily available, provided by the Adviser and reviewed by our independent valuation advisor, each in accordance with valuation guidelines approved by our board of trustees. In addition, the valuation of our net lease investments and underlying CRE loan collateral will be based in part on appraisals provided by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our investments and will endeavor to notify the independent valuation advisor of the occurrence of any net lease investment-specific or market-driven event it believes may cause a material valuation change in the investment’s valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a net lease investment may cause the value of a net lease investment to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either shareholders who tender their shares for repurchase by us, or shareholders who buy new shares, or existing shareholders.

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

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our common shares and the amount of the Adviser’s management fee and the Special Limited Partner’s performance participation interest. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our common shares were sold or repurchased or on the amount of the Adviser’s management fee or the Special Limited Partner’s performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Adviser’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV is calculated under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

We may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Annual Report on Form 10-K. Our board of trustees also approved broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by our board of trustees. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially adversely affect our results of operations and financial condition.

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

In addition, the U.S. Gramm-Leach-Bliley Act of 1999, as amended (the “GLB Act”), amended the BHCA to allow a FHC, such as Morgan Stanley, to make investments in non-financial companies as part of a bona fide merchant banking activity. These investments may be made in any type of ownership interest in any type of non-financial entity (a portfolio company) and may represent any amount of the equity of a portfolio company. Investments made under this authority are referred to as merchant banking investments. During any time period we are deemed to be controlled by Morgan Stanley under the BHCA, Morgan Stanley expects to hold its investment in us and, indirectly, in our investments, pursuant to this merchant banking authority.

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

Holders of our common shares do not have preemptive rights to any shares we issue in the future. Our Declaration of Trust authorizes us to issue an unlimited number of common shares of beneficial interest, par value of $0.01 per share, including an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class F-T shares, an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class F-S shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class F-D shares, an unlimited number of shares classified as Class I shares, an unlimited number of shares classified as Class F-I shares, an unlimited number of shares classified as Class F-IO shares, an unlimited number of shares classified as Class IO shares and an unlimited number of shares classified as Class E shares and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. In addition, our board of trustees may amend our Declaration of Trust from time to time to decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. Our board of trustees may elect, without shareholder approval, to: (1) sell additional common shares in our private offering or future offerings; (2) issue common shares or Operating Partnership units in one or more private offerings; (3) issue common shares or Operating Partnership units upon the exercise of the options we may grant to our independent trustees or future employees; (4) issue common shares or Operating Partnership units to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or distribution on the performance participation allocation; (5) issue common shares or Operating Partnership units to sellers of properties we acquire; or (6) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional common shares, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional Operating Partnership units, your percentage ownership interest in our assets will be diluted. Because certain classes of Operating Partnership units may, in the discretion of our board of trustees, be exchanged for our common shares, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of our common shares thereby diluting the percentage ownership interest of other shareholders. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our common shares or their interests in the underlying assets held by the Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common Operating Partnership units, which correspond to the common shares held by our shareholders. Certain Operating Partnership units may have different and preferential rights to the terms of the common Operating Partnership units that correspond to the common shares held by our shareholders.

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

Our trustees and officers have duties to us and our shareholders under Maryland law and our Declaration of Trust in connection with their management of the Company. At the same time, we, as general partner, have fiduciary duties under Delaware law to the Operating Partnership and to the limited partners in connection with the management of the Operating Partnership. Our duties as general partner of the Operating Partnership and its partners may come into conflict with the duties of our trustees and officers to the Company and our shareholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of the Operating Partnership provides that, for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our shareholders or the limited partners may be resolved in favor of our shareholders.

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

We intend to continue to conduct our operations so that neither we, nor the Operating Partnership nor the subsidiaries of the Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid registering as an investment company.

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

Our operations are highly dependent on our information systems and technology, and we rely heavily on our and the Adviser’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which are continually evolving and may increase in sophistication and frequency in the future. Attacks on our Adviser and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our shareholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of “phishing” attempts and other forms of social engineering, computer viruses and other malicious code.

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

We leverage the diverse strength of the Adviser’s knowledge-base in enhancing its investment expertise across regions, sectors and individual companies and believes that this information advantage is a key competitive strength. However, the sharing of information is subject to law and Morgan Stanley’s policies regarding access to and the sharing of confidential information, and the perceived benefit to the Company of such information sharing might be reduced and/or eliminated if, as a result of Morgan Stanley’s policies or any applicable legal, tax, regulatory, commercial, contractual, operational or other considerations, the sharing of information is restricted and/or prevented.

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the continuing war in Ukraine, the recent operations by the United States in Venezuela, the war in Iran and the broader conflict and escalating tensions in the Middle East);
•
future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•
changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•
vacancies or inability to lease space on favorable terms;
•
increased competition for properties targeted by our investment strategy;

•
bankruptcies, financial difficulties or lease defaults by our tenants;
•
increases in interest rates and lack of availability of financing; and
•
changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.

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

The U.S. government has imposed tariffs on certain foreign goods, including steel and aluminum and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance. See “—Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.” and “—Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants or borrowers and adversely affect the profitability of investments.”

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

We may invest in real estate located outside of the United States and real estate debt and real estate-related securities issued in, and/or backed by real estate in, countries outside the United States, including Canada, Europe, Asia-Pacific and certain other countries. Non-U.S. real estate and real estate debt and real estate-related securities involve certain factors not typically associated with investing in such investments in the United States, including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; (x) war and other hostilities; and (xi) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

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

To facilitate our investment strategy of creating a diversified portfolio of high-quality commercial real estate assets, we acquire properties, including portfolios of properties that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•
we may be unable to complete an acquisition after making a non-refundable deposit or guarantee and incurring certain other acquisition-related costs;
•
we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•
acquired properties may fail to perform as expected;
•
acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
•
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

In addition, while we invest primarily in stabilized, income-oriented real estate, we have in the past, and may in the future, also acquire assets that require new development or some amount of capital investment to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.

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

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships, owners, operators and developers of properties, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition, substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.

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

We have in the past, and may in the future, make joint venture investments, including with Other Morgan Stanley Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We have in the past, and may in the future, make joint venture investments. We may enter into joint ventures as part of an acquisition with the seller of the properties or in connection with the development of a property, whereby we generally would purchase the property from the joint venture partner following the completion of the development. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture, but this may not always be the case. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and trustees from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Morgan Stanley affiliates) include, but are not limited to:

•
the joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, governance, operation, leasing or sale of the assets purchased by such joint venture;
•
our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us;
•
Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests. For example, if the joint venture partner conducts its operations so as to not be an investment company by complying with the requirements under Section 3(a)(1)(C) of the Investment Company Act or seeks to have some or all of its investments in majority-owned subsidiaries that qualify for the exemption pursuant to Section 3(c)(5)(C) of the Investment Company Act, such joint venture partner could seek to dispose of or continue to hold joint venture investments for reasons other than the business case of particular assets, which could be at odds with us;
•
the joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
•
under the joint venture arrangement, it is possible that neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Morgan Stanley;
•
if the joint venture partner charges fees or incentive allocation to the joint venture arrangement, the joint venture partner could have an incentive to hold assets longer or otherwise behave to maximize fees and incentive allocation paid, even when doing so is not in our best interest;
•
the joint venture partner could have authority to remove the Morgan Stanley affiliated investment manager of the joint venture. If such removal were to occur, we would be joint venture partners with a third-party manager, in which case it could be significantly more difficult for us to implement our investment objective with respect to any of our investments held through such joint ventures;
•
our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time;

•
under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital;
•
under the joint venture arrangement, the termination or non-renewal of the Adviser pursuant to the terms of the Advisory Agreement could trigger change of control restrictions that may include buy/sell rights like those described above, a loss of governance rights in the joint venture or other adverse consequences;
•
under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit; and
•
the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.

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

We have in the past, and may in the future, acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package and/or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We have also shared in the past and may in the future share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. See “—Risks Related to Conflicts of Interest—We may invest in joint ventures and other co-investment arrangements with Other Morgan Stanley Accounts or divide a pool of investments among us and Other Morgan Stanley Accounts.” It may also be difficult for the Adviser to fully analyze each property in a large portfolio, increasing the risk that properties do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

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

We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.

The Adviser relies on property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates, subject to applicable law, or partners in joint ventures that we enter into. We may also use portfolio entities owned by us to provide these property management, leasing and similar services. The property managers have significant decision-making authority with respect to the management of our properties. As a result, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. In cases where we use one of our portfolio entities to provide property management services, we will directly incur the expenses of property management and the other costs and obligations associated with operating the portfolio entity, including the compensation of our portfolio entity employees. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could materially adversely affect our revenue and net income, overall performance, results of operations and ability to pay distributions.

Rental income from real property, directly or indirectly, constitutes substantially all of our revenue. Delays in collecting accounts receivable from tenants could materially adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations could materially adversely affect our income. For example, two tenants represented 32% of our annualized base rent as of December 31, 2025. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing debts we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may materially adversely affect our results of operations, performance and our ability to pay distributions.

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

While we typically seek to lease our properties pursuant to long-term net leases with initial terms of 10 – 20 years (and which often have renewal options), some of our properties includes leases with initial terms of less than ten years or have less than ten years of term remaining upon our acquisition. In such cases, the risk that we are unable to release such properties is elevated or that the terms of the new lease are less favorable than the initial lease terms.

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

We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism (including cyber sabotage or similar attacks) or other catastrophes. We carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser selects policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. Climate change may also increase the cost of, or decrease the availability of, property insurance on terms we find acceptable. As a result of these factors, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or the Adviser.

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

Inflation in the United States remained elevated throughout 2025 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Rising inflation could have an adverse impact on our operating costs, including any floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ ability to pay rent.

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

Risks Related to CRE Debt Investments

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

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war (including the continuing war in Ukraine, the recent operations by the United States in Venezuela, the war in Iran and the broader conflict and escalating tensions in the Middle East), demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

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

We invest in high-yield debt, which is generally subject to more risk than higher rated securities.

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

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “—Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.

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

Risks Related to Debt Financing

We have incurred mortgage indebtedness and other borrowings, which increases our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

The acquisition of investment properties are financed in substantial part by borrowing, which increases our exposure to loss. Our leverage ratio is measured by dividing (i) consolidated investment-level debt and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of our investments (measured using the greater of fair market value and cost). See “Item 1. Business—Borrowing Policies.” We may exceed our target leverage ratio, particularly until such time that we have raised substantial proceeds in this offering and acquired a diversified portfolio of investments, during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

We have in the past, and may in the future, incur or increase our mortgage debt by obtaining loans secured by a portfolio of multiple properties and may borrow under mortgages on properties after they are acquired. In such cases, multiple properties may be cross-collateralized, such that the performance of one property may affect other properties and our ability to pay principal and interest payments. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.

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

Our results of operations, financial condition and business may be impacted by our ability to secure bank credit facilities (including term loans, revolving facilities and subscription lines), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase agreements and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•
general economic or market conditions;
•
the market’s view of the quality of our assets;
•
the market’s perception of our growth potential; and
•
our current and potential future earnings and cash distributions.

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

We have obtained a line of credit, and may obtain one or more additional lines of credit in the future, in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of our common shares in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to obtain additional lines of credit on financially reasonable terms or at all in the future or that we’ll be able to maintain our existing line of credit. In addition, we may not be able to obtain lines of credit of an appropriate size for our business. If we borrow under a line of credit to fund repurchases of our common shares, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby. We may utilize a line of credit for the benefit of Other Morgan Stanley Accounts that may invest alongside us in one or more investments. In such circumstances, we generally disclose such arrangements as part of our reporting and enter into arrangements to cause any Other Morgan Stanley Accounts to bear (or reimburse us for) their pro rata share of any costs and expenses (including interest payments) allocable to such extensions of credit.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. For example, in connection with our existing line of credit, we are required to maintain certain financial rations, which include leverage and fixed charge coverage, among others. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment. In addition, if any mortgage or other financing agreement contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties or have a material adverse effect on our financial results or operations.

Our obligations under certain financing arrangements that include balloon payment obligations may adversely affect our ability to make distributions to our shareholders.

Some of our financing arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

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

Lenders for certain of borrowings have in the past, and may in the future, request provisions in the loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.

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

The success of the Offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and associated persons and to successfully build and maintain a network of licensed participating broker-dealers.

The dealer manager for the Offering is Morgan Stanley Distribution, Inc. The success of the Offering and our ability to implement our business strategy is dependent upon the ability of the Dealer Manager to retain key employees and associated persons and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to do either, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. The Dealer Manager’s associated persons may experience conflicts of interest in allocating their time between the Offering and other investment products, which could adversely affect our ability to raise adequate proceeds through the Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

You will not have the benefit of an independent due diligence review by the Dealer Manager in connection with the Offering and, if a conflict of interest arises between us and Morgan Stanley, we may incur additional fees and expenses.

Because the Adviser and the Dealer Manager are affiliates of Morgan Stanley, you will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter and its counsel in connection with a securities offering. Accordingly, unless your investment professional is affiliated with a broker-dealer that conducts an independent due diligence review and investigation of us and the Offering, you will not have the benefit of such a review. In addition, if any situation arises in which our interests are in conflict with those of the Adviser, the Dealer Manager or its affiliates, and we are required to retain independent counsel, we will incur additional fees and expenses.

The fees we pay in connection with the Offering and the agreements entered into with Morgan Stanley and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

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

The Adviser faces a conflict of interest because the management fees it receives are payable regardless of the performance of our portfolio and were not determined by arm’s-length negotiations.

We (and, to the extent that the Operating Partnership issues Operating Partnership units to parties other than us, the Operating Partnership) pay the Adviser a management fee based on our NAV, excluding the NAV of the Class E shares, which are not subject to the management fee, regardless of the performance of our portfolio. We will be required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The Adviser’s entitlement to a management fee, which is not based or conditioned upon the achievement of performance metrics or goals, might reduce the Adviser’s incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Because the management fee is based on our NAV, the Adviser may also be motivated to accelerate acquisitions to increase our NAV or, similarly, delay or curtail repurchases of shares to maintain a higher NAV. The Adviser may benefit by us retaining ownership of our assets at times when our shareholders may be better served by the sale or disposition of our assets to avoid a reduction in our NAV. In addition, the management fee that the Adviser is entitled to receive has not been determined by “arm’s-length” negotiations and could be higher than the fees that another unaffiliated adviser might receive.

While it is not currently expected to be the case, the Adviser has in the past, and may in the future, from time to time, voluntarily waive all or a portion of the management fees to which it is entitled. The Adviser may have an incentive to voluntarily waive fees as such waivers would make our performance more favorable than otherwise and prospective investors’ investment decisions are likely influenced by our performance. If the Adviser did elect to waive receipt of management fees with respect to any period, there is no guarantee that the Adviser would do so in any subsequent period.

The Adviser faces a conflict of interest due to the nature of the Special Limited Partner’s performance participation interest in the Operating Partnership.

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

The Adviser faces a conflict of interest because the fees it will receive for services performed are based in part on our NAV, which the Adviser is ultimately responsible for determining.

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

Morgan Stanley reserves the right to raise capital for and manage capital for Other Morgan Stanley Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate-related securities obligations and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., net lease, office, industrial, retail or multifamily) or making non-controlling investments globally, in a particular region outside of the United States or in public and private debt and equity securities, and investment funds that may have the same or substantially similar investment objectives, investment policies and/or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. The investment results of the Company may be higher or lower than, and there is no guarantee that the investment results of the Company will be comparable to, those of any other of Other Morgan Stanley Accounts. Further, the Company and Other Morgan Stanley Accounts with substantially similar investment objectives, investment policies and/or investment strategies may have different fees and expenses (which may be higher or lower than those of the Company), governance, structures, and/or services provided by the Adviser and/or its investment adviser affiliates. In particular, we expect that there will be overlap of real property and real estate-related securities investment opportunities with certain Other Morgan Stanley Accounts that are actively investing and similar overlap with future Other Morgan Stanley Accounts. The closing of an Other Morgan Stanley Account could result in the reallocation of Morgan Stanley personnel, including reallocation of existing real estate professionals, to such Other Morgan Stanley Account. In addition, potential investments that may be suitable for us may be directed toward such Other Morgan Stanley Account.

We may invest in joint ventures and other co-investment arrangements with Other Morgan Stanley Accounts or divide a pool of investments among us and Other Morgan Stanley Accounts.

We may acquire properties and other assets through joint ventures and other co-investment arrangements with affiliates of the Adviser, including Other Morgan Stanley Accounts. Any joint venture with an affiliate of the Adviser must be approved by a majority of our independent trustees in accordance with our Declaration of Trust. We may acquire non-controlling interests or shared control interests in such joint ventures. Even if we have some control in such a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures with affiliates of the Adviser will present the same inherent risks as all such transactions, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Our interests and the interests of a joint venture partner or co-investor may conflict in certain specific situations such as differences in investment strategy, exit strategy or level of leverage. In addition, in connection with investments in which we participate alongside any Other Morgan Stanley Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other Morgan Stanley Account in the future. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Morgan Stanley Accounts. See “—Risks Related to Investments in Real Estate—We have in the past, and may in the future, make joint venture investments, including with Other Morgan Stanley Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”

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

We expect to operate so as to qualify to be taxed as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify to be taxed as a REIT. If we fail to qualify to be taxed as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to shareholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at regular corporate income tax rates;
•
any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•
unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to shareholders would be reduced for each of the years during which we did not qualify to be taxed as a REIT and for which we had taxable income; and
•
we generally would not be eligible to requalify to be taxed as a REIT for the subsequent four full taxable years.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To continue to qualify as a REIT, we generally must distribute annually to our shareholders a minimum of 90% of our taxable net income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our shareholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To continue to qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our shares and the amounts we distribute to our shareholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT asset test requirements may force us to liquidate or restructure otherwise attractive investments.

To continue to qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and, for taxable years commencing on or after January 1, 2026, no more than 25% of the value of our assets may be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

Our ownership of, and relationship with, any TRS will be restricted and a failure to comply with the restrictions could jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs (20% of taxable years ending on or prior to December 31, 2025). A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS must make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Although we plan to monitor our investments in TRSs (if any), there can be no assurance that we will be able to comply with the 25% limitation or avoid the application of the 100% excise tax, each as discussed above.

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

For us to continue to qualify as a REIT under the Code, not more than 50% of the value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our Declaration of Trust prohibits beneficial or constructive ownership by any person or group of more than 9.9%, in value or number of shares, whichever is more restrictive, of our outstanding common shares, or 9.9% in value or number of shares, whichever is more restrictive, of our outstanding shares of all classes or series, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Code and our Declaration of Trust are complex and may cause outstanding common shares owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding shares by a person could cause another person to constructively own in excess of 9.9% of our outstanding common shares and thus violate the Ownership Limit. There can be no assurance that our board of trustees, as permitted in the Declaration of Trust, will not decrease this Ownership Limit in the future. Any attempt to own or transfer our shares in excess of the Ownership Limit without the consent of our board of trustees will result either in the shares in excess of the limit being transferred by operation of our Declaration of Trust to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

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

In addition to any potential withholding tax on ordinary dividends, a beneficial owner of our common shares that is neither a U.S. holder nor a partnership (or an entity treated as a partnership for U.S. federal income tax purposes) (a “non-U.S. holder”), other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition and therefore, may be treated as recognizing income effectively connected with the conduct of a U.S. trade or business. Such tax does not apply, however, to the disposition of shares in a

REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its shares, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure you that we will qualify as a domestically controlled REIT and we have no obligation to qualify as such under our governing documents. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of our common shares (including a redemption) would be subject to tax under FIRPTA, unless (i) our common shares were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common shares. We do not expect our shares of common stock to be treated as regularly traded on an established securities market.

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

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income tax and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. In addition, we may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly. However, shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

Our board of trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.

Our Declaration of Trust authorizes our board of trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to continue to qualify as a REIT. Our board of trustees has fiduciary duties to us and our shareholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may cause a reduction in the total return to our shareholders.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. shareholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares. However, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which reduces the effective tax rate on such dividends. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common shares.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in our common shares.

Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our shareholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets, or our ability to attract and retain investment professionals. You are urged to consult with your tax advisor with respect to the impact of the recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our Declaration of Trust authorizes our board of trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to continue to qualify as a REIT.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to continue to qualify as a REIT.

We may acquire mezzanine loans, for which the U.S. Internal Revenue Service (“IRS”) has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to continue to qualify as a REIT.

If the Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to continue to qualify as a REIT.

If the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to continue to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.

Retirement Plan Risks

If the fiduciary of an employee benefit plan or plan subject to ERISA or the Code fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our common shares, the fiduciary could be subject to civil penalties.

There are special considerations that apply to investing in our common shares on behalf of a “benefit plan investor” within the meaning of Section 3(42) of ERISA (each, a “Benefit Plan Investor”), including a pension, profit sharing, 401(k) or other employer-sponsored retirement plan, health or welfare plan, trust, individual retirement account (“IRA”) or “Keogh” plan that are subject to Title I of ERISA or Section 4975 of the Code. If you are investing the assets of any of the entities identified in the prior sentence in our common shares, you should satisfy yourself that:

•
the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•
the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•
the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA (to the extent such entity is subject to ERISA) and other applicable provisions of ERISA and the Code;
•
the investment will not impair the liquidity of the trust, plan or IRA;
•
the investment will not produce “unrelated business taxable income” for the trust plan or IRA;
•
our shareholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•
the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

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

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a Benefit Plan Investor (within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor (“DOL”), as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”)). If, notwithstanding our intent, our assets were deemed to constitute “plan assets” within the meaning of the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by us; (ii) the possibility that certain transactions in which we have entered into in the ordinary course of business constitute non-exempt “prohibited transactions” under Title I of ERISA and/or Section 4975 of the Code, and may have to be rescinded; (iii) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iv) the fiduciaries of shareholders that are Benefit Plan Investors would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each “disqualified person” (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in us could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in us or as co-fiduciaries for actions taken by or on behalf of us or the Adviser. With respect to a Benefit Plan Investor that is an IRA that invests in us, the occurrence of a non-exempt prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.

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

General Risk Factors

Artificial intelligence (“AI”) and other machine learning techniques could increase competitive, operational, legal and regulatory risks to the Company’s business in ways that the Company cannot predict.

The use of AI by the Adviser, third-party vendors, tenants, clients or counterparties with which the Company and/or the Adviser interacts, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to the Company’s business. AI tools may produce inaccurate, biased, insufficient, discriminatory, misleading, incomplete, undetectable, manipulative or otherwise flawed responses due to (among other things) limitations in training data, algorithmic design or operational oversight. Such deficiencies may result in operational errors, investment losses, reputational, financial or social harm, legal liability, regulatory scrutiny or other adverse effects. The deployment and supervision of AI tools may increase operational and compliance risks. Inappropriate use of AI tools or overreliance on AI outputs without adequate human oversight may further exacerbate these risks.

The legal and regulatory environment relating to AI is uncertain and evolving and future changes, such as those related to privacy, data protection and intellectual property, could have an impact on the use of AI and existing or emerging technologies that could impact the Company and its third-party vendors, clients or counterparties. It is possible that future changes in applicable legal and regulatory requirements could increase compliance costs. Any of these risks could adversely affect the Company and its third-party vendors, tenants, clients or counterparties. Additionally, regulatory actions or legal challenges may impose restrictions or obligations that affect operational efficiency or compliance posture. There is no assurance that the Adviser can successfully assert proprietary rights in output generated by its use of AI tools.

The misuse of AI tools, whether intentional or inadvertent, may expose the Company to additional risks. In addition, AI tools and technology are evolving rapidly and the integration of AI in systems and operations create new risks that can be difficult to assess and anticipate. For example, “agentic AI” (generally, a more autonomous version of AI) is a new area of AI that may be considered particularly speculative and risks may be heightened with respect to the use of “agentic AI” by the Adviser and/or third-party vendors, clients or counterparties with which the Company interacts.

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

We may utilize a wide variety of derivative and other hedging instruments, including swap arrangements, for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions, including swap arrangements, may result in a poorer overall performance and operating losses for us than if we had not engaged in any such transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “—Risks Related to CRE Debt Investments—We may utilize derivatives, which involve numerous risks” above.

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

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company's business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2025, the Company has not identified any risks from cybersecurity threats that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties

Our principal office is located at 1585 Broadway, 33rd Floor, New York, NY 10036. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted. For an overview of our real estate investments, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Investment Portfolio.”

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

($ in thousands, except for share and per share data)

Offering of Common Shares

Our common shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common shares. We have sold seven classes of our common shares through the Offering: Class S shares, Class F-S shares, Class IO shares, Class I shares, Class F-IO shares, Class F-I shares and Class E shares. As of March 5, 2026, there were 2,089 holders of record of our Class S shares, 1,744 holders of record of our Class F-S shares, 630 holders of record of our Class I shares, 651 holders of record of our Class F-I shares, 0 holders of record of our Class IO shares, 0 holders of record of our Class F-IO shares and 968 holders of record of our Class E shares.

The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees and distributions as well as different management fees and performance participation allocations, but otherwise the share classes have the same economic and voting rights.

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

The following table presents our monthly NAV per share for each of the classes of our common shares for the year ended December 31, 2025:

	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E
January 31, 2025	$20.1784	$20.2323	$20.1788	$-	$20.2337	$-	$20.2359
February 28, 2025	$20.1958	$20.2522	$20.1963	$-	$20.2536	$-	$20.2555
March 31, 2025	$20.2169	$20.2775	$20.2171	$-	$20.2777	$-	$20.2803
April 30, 2025	$20.2494	$20.3131	$20.2470	$20.2522	$20.3132	$20.3132	$20.3157
May 31, 2025	$20.2665	$20.3345	$20.2660	$20.2733	$20.3346	$20.3346	$20.3355
June 30, 2025	$20.2822	$20.3520	$20.2821	$20.2905	$20.3522	$20.3522	$20.3523
July 31, 2025	$20.2983	$20.3697	$20.2975	$20.3078	$20.3699	$20.3699	$20.3696
August 31, 2025	$20.3700	$20.4440	$20.3693	$20.3815	$20.4442	$20.4442	$20.4436
September 30, 2025	$20.3846	$20.4651	$20.3828	$20.4021	$20.4652	$20.4653	$20.4635
October 31, 2025	$20.4122	$20.4946	$20.4109	$20.4312	$20.4947	$20.4948	$20.4925
November 30, 2025	$20.4534	$20.5381	$20.4509	$20.4742	$20.5382	$20.5383	$20.5352
December 31, 2025	$20.5001	$20.5767	$20.4990	$-	$20.5767	$-	$20.5448

The following table presents our monthly NAV per share for Class S shares, Class F-S shares, Class I shares, Class F-I shares and Class E shares from the period we commenced operations through December 31, 2024:

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

Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV.

Valuation of Investments

Consolidated Net Lease Investments

For the purposes of calculating our monthly NAV, the Adviser values our net lease investments monthly, each of which will initially be held at cost by the Adviser for up to three months following the acquisition, which we expect to represent fair value at that time. Following such initial period, the Adviser, subject to any variation pursuant to our valuation guidelines, and on a monthly basis thereafter, will value our net lease investments monthly, based on current material market data and other information deemed relevant, with review and confirmation for reasonableness by our independent valuation advisor. In accordance with GAAP, we determine whether the acquisition of a net lease investment qualifies as an asset acquisition or business combination. We capitalize acquisition-related costs associated with asset acquisitions and expense such costs associated with business combinations.

Unconsolidated Net Lease Investments Held Through Joint Ventures

Unconsolidated net lease investments held through joint ventures generally are valued in a manner that is consistent with the guidelines described above for consolidated net lease investments. Once the value of a net lease investment held by a joint venture is determined by an appraisal and we determine the fair value of any other assets and liabilities of the joint venture, the value of our interest in the joint venture would then be determined by the Adviser using a hypothetical liquidation calculation to value our interest in the joint venture, which would be a percentage of the joint venture’s NAV. Unconsolidated net lease investments held in a joint venture that acquires multiple net lease investments over time may be valued as a single investment.

Real Estate Debt Investments

Newly originated loan investments are valued at par and acquired loan investments are valued at their purchase price in the month that they are closed, which is expected to represent fair value at that time. Thereafter, the Adviser values our real estate debt investments monthly, based on current material market data and other information deemed relevant, with review and confirmation for reasonableness by our independent valuation advisor. Valuations of real estate debt investments reflect changes in interest rates, spreads, loan tests and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.

Valuation of Associated Financing

For net lease investments and CRE loans, the Adviser values, with review and confirmation for reasonableness by our independent valuation advisor, the financing associated with such investments using widely accepted methodologies specific to the financing, which may include changes in interest rates, spreads, loan tests and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The value of associated financings is inclusive of certain amounts capitalized and amortized in accordance with GAAP, such as legal expenses, rate lock fees, other deferred financing costs and termination payments or proceeds on derivatives that qualify for effective hedge accounting under GAAP; however, the value of such derivatives are excluded from the calculation of our NAV until such amounts are finally determined upon termination.

Liabilities

We include the fair value of our liabilities as part of our NAV calculation. These liabilities include the fees payable to the Adviser and the Dealer Manager, any accrued performance participation allocation to the Special Limited Partner, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. All liabilities are valued using widely accepted methodologies specific to each type of liability. Liabilities related to shareholder servicing fees are allocable to a specific class of shares and are included in the NAV calculation for that class, as described below. Our debt will be valued at fair value inclusive of capitalized costs in accordance with GAAP. For purposes of calculating our NAV, the organization and offering expenses and certain operating expenses paid by the Adviser through April 1, 2025 were not recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs.

For purposes of calculating a monthly NAV, the shareholder servicing fee for each applicable class of shares is calculated by multiplying the accrued monthly shareholder servicing fee rate (1/12th of the total annual shareholder servicing fee rate for each applicable class of shares) by the aggregate NAV of such class of shares for that month, after adjustment for any net portfolio income or loss, unrealized/realized gains or losses on assets and liabilities, management fee expense and performance participation allocation accrual. The Adviser’s valuation of certain net lease investment and CRE loan investment liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure is generally be reviewed for reasonableness by the independent valuation advisor on a monthly basis.

NAV and NAV Per Share Calculation

We calculate NAV per share in accordance with the Valuation Guidelines. Each class of common shares has an undivided interest in our assets and liabilities, other than any class-specific liabilities, such as shareholder servicing fees, management fees and the performance allocation. In accordance with the Valuation Guidelines, our fund administrator calculates our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components (each as described in the Valuation Guidelines), including the estimated fair value of (1) each of our net lease investments based in part upon individual appraisal reports provided periodically by third-party independent valuation firms and reviewed by our independent valuation advisor, as finally determined and updated monthly by the Adviser, with review and confirmation for reasonableness by our independent valuation advisor, (2) certain of our real estate debt investments based in part upon individual valuation reports provided periodically by our independent valuation advisor, as finally determined and updated monthly by the Adviser, (3) other CRE debt investments for which third-party market quotes are available, (4) our other real estate debt investments, if any, and (5) our other assets and liabilities. Because shareholder servicing fees, management fees and the performance participations allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ. Operating Partnership units will be valued in the same fashion.

The following table provides a breakdown of the major components of our NAV as of December 31, 2025:

Components of NAV	December 31, 2025
Investments in real estate	$2,031,879
Investment in real estate debt	75,969
Cash and cash equivalents	102,616
Restricted cash	32,229
Real estate under development, net(1)	41,393
Other assets	13,586
Secured debt, net of deferred financing costs	(1,110,624)
Subscriptions received in advance	(30,871)
Other liabilities	(46,354)
Due to affiliates	(432)
Non-controlling interests	(12,584)
Net Asset Value	$1,096,807
Number of outstanding common shares / units(2)	53,381,183

(1)
Presented net of $71,434 in tenant contributions related to real estate under development.
(2)
Includes Class E shares and Class E units subject to redemption features, classified as redeemable common shares and redeemable non-controlling interests.

The following table provides a breakdown of the total NAV and NAV per share/unit by class immediately following the close of business on December 31, 2025 (dollars are in thousands except for per share/unit amounts):

Net asset value per share / unit	Class S shares	Class F-S shares	Class I shares	Class F-I shares	Class E shares(1)	Operating Partnership Units	Total
NAV	$231,070	$377,855	$144,387	$221,025	$121,956	$514	$1,096,807
Shares / units outstanding	11,271,609	18,363,286	7,043,621	10,741,516	5,936,151	25,000	53,381,183
NAV per share / unit	$20.5001	$20.5767	$20.4990	$20.5767	$20.5448	$20.5448	$20.5467

(1)
Includes Class E shares subject to repurchase features, classified as redeemable common shares.

The key assumption used to determine the valuations of our investments in real estate is the capitalization rate. As of December 31, 2025, the weighted-average capitalization rate for our industrial and retail net lease properties was 6.5% and 7.2%, respectively. The table below shows how a change in the capitalization rate, assuming all other factors remain unchanged, would impact the value of our net lease industrial and retail property investments.

Assumption	Hypothetical Change	Industrial	Retail
Capitalization rate	0.25% Decrease	4.0%	3.6%
(weighted-average)	0.25% Increase	(3.8)%	(3.4)%

In accordance with our Valuation Guidelines, investments in real estate are held at cost for up to three months following their acquisition. Once we determine a fair value for more than one healthcare property, we will include the key assumptions used in the determination of fair value for such property type and a sensitivity analysis related thereto.

The following table reconciles total shareholders' equity per our consolidated balance sheets to our NAV:

December 31, 2025
Total shareholders' equity	$953,811
Redeemable common shares	25,167
Redeemable non-controlling interests	514
Total shareholders' equity, redeemable common shares and redeemable non-controlling interests under GAAP	$979,492
Adjustments:
Accrued shareholder servicing fees	42,686
Accumulated depreciation and amortization	39,990
Advanced organization expenses, offering costs and operating expenses	6,337
Unrealized net real estate appreciation	33,229
Unrealized real estate debt appreciation	499
Unrealized loss on secured debt	(5,975)
Current expected credit loss allowance	549
NAV	$1,096,807

The following details the adjustments to reconcile GAAP total shareholders’ equity to our NAV:

•
Under GAAP, shareholder servicing fees are accrued upon the sale of Class S or Class F-S shares, while for NAV only the portion that is payable in the subsequent month is recognized.
•
The Adviser advanced organization and offering expenses and certain operating expenses on our behalf through April 1, 2025. Following April 1, 2025, we began to reimburse the Adviser on a pro-rata basis over a 60 month period. Under GAAP, such advanced organization and operating expenses are expensed when incurred and such advanced offering expenses are charged to shareholders' equity when incurred. Amounts advanced by the Adviser do not impact NAV until we reimburse such amounts.
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

Distributions

We commenced our principal operations on April 1, 2024, and have declared distributions for common shareholders and OP unitholders of record as of the last business day of each month since that time. The net distribution varies for each class based on the applicable gross distribution amount (which varies by class to account for varying management fees and the performance allocations) and stockholder servicing fee, which are deducted from the monthly distribution per share and paid by us to the recipient. The following table summarizes net distributions declared to our common shareholders and OP unitholders during the years ended December 31, 2025 and 2024:

Record Date	Class S	Class F-S	Class I	Class F-I	Class IO	Class F-IO	Class E (1)
January 31, 2025	$0.0867	$0.0867	$0.1010	$0.1010	$-	$-	$0.1010
February 28, 2025	0.0868	0.0868	0.1011	0.1011	-	-	0.1011
March 31, 2025	0.0869	0.0869	0.1012	0.1012	-	-	0.1012
April 30, 2025	0.0871	0.0871	0.1014	0.1014	0.1014	0.1014	0.1014
May 30, 2025	0.0871	0.0871	0.1015	0.1015	0.1015	0.1015	0.1015
June 30, 2025	0.0872	0.0872	0.1016	0.1016	0.1016	0.1016	0.1016
July 31, 2025	0.0873	0.0873	0.1017	0.1017	0.1017	0.1017	0.1017
August 31, 2025	0.1001	0.1001	0.1145	0.1145	0.1145	0.1145	0.1145
September 30, 2025	0.1006	0.1006	0.1150	0.1150	0.1150	0.1150	0.1150
October 31, 2025	0.1006	0.1006	0.1151	0.1151	0.1151	0.1151	0.1151
November 30, 2025	0.1007	0.1007	0.1152	0.1152	0.1152	0.1152	0.1152
December 31, 2025	0.1007	0.1123	0.1152	0.1268	-	-	0.1540
Total:	$1.1118	$1.1234	$1.2845	$1.2961	$0.8660	$0.8660	$1.3233
(1)
Our non-controlling interests hold Class E units of the Operating Partnership and received per unit distributions equal to Class E shares.

Record Date	Class S	Class F-S	Class I	Class F-I	Class E (1)
April 30, 2024	$—	$0.0691	$—	$0.0833	$0.0833
May 31, 2024	—	0.0691	—	0.0833	0.0833
June 28, 2024	—	0.0734	—	0.0876	0.0876
July 31, 2024	—	0.0734	—	0.0876	0.0876
August 30, 2024	0.0735	0.0735	0.0877	0.0877	0.0877
September 30, 2024	0.0737	0.0737	0.0879	0.0879	0.0879
October 31, 2024	0.0780	0.0780	0.0922	0.0922	0.0922
November 30, 2024	0.0865	0.0865	0.1007	0.1007	0.1007
December 31, 2024	0.0865	0.0865	0.1008	0.1008	0.1008
Total:	$0.3982	$0.6832	$0.4693	$0.8111	$0.8111
(1)
Our non-controlling interests hold Class E units of the Operating Partnership and received per unit distributions equal to Class E shares.

For the year ended December 31, 2025, we declared net distributions of $54,542, the tax characteristics of which was 50% of ordinary income and 50% of return of capital.

On October 20, 2023, the Company was capitalized with a $1 investment by MSREI Holding at a purchase price of $20.00 per share. On March 28, 2024, the Company paid a distribution of $11 or $216.89 per common share to MSREI Holding. Immediately following such distribution, the Company repurchased all 50 shares from MSREI Holding at a price per common share equal to $20.00.

The following table summarizes the payment character and sources of distributions paid and payable for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025		2024
Distributions	Amount	Percentage	Amount	Percentage
Payable in cash	$25,384	47%	$11,479	55%
Reinvested in shares	29,156	53%	9,301	45%
Total distributions	$54,540	100%	$20,780	100%
Sources of Distributions
Cash flows from operating activities(1)	$54,540	100%	$20,780	100%
Total sources of distributions	$54,540	100%	$20,780	100%

(1)
Cash flows from operations are calculated in accordance with GAAP and are $59,200 and $28,934 for the years ended December 31, 2025 and 2024, respectively.

Unregistered Sales of Equity Securities

We are conducting the Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”)) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The below table details the common shares sold in the Offering (primary and distribution reinvestment plan):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration(13)
January 2025(1)	1,567,467	$31,574
February 2025(2)	1,023,369	20,657
March 2025(3)	1,536,635	31,041
April 2025(4)	1,667,716	33,805
May 2025(5)	1,323,562	26,895
June 2025(6)	1,369,931	27,858
July 2025(7)	1,292,509	26,321
August 2025(8)	1,903,495	38,741
September 2025(9)	1,842,823	37,592
October 2025(10)	1,597,045	32,655
November 2025(11)	1,753,153	35,920
December 2025(12)	1,504,163	30,861
Total:	18,381,868	$373,920

(1)
Includes 785,046 of Class S common shares, 48,301 of Class F-S common shares, 329,992 of Class I common shares, 275,911 of Class F-I common shares and 128,216 of Class E common shares.
(2)
Includes 477,720 of Class S common shares, 48,564 of Class F-S common shares, 189,789 of Class I common shares, 235,617 of Class F-I common shares and 71,679 of Class E common shares.
(3)
Includes 654,079 of Class S common shares, 48,794 of Class F-S common shares, 384,543 of Class I common shares, 240,503 of Class F-I common shares and 208,716 of Class E common shares.
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
(10)
Includes 924,644 of Class S common shares, 55,694 of Class F-S common shares, 316,714 of Class I common shares, 19,884 of Class F-I common shares, 6,967 of Class F-IO common shares, 122,351 Class IO common shares and 150,792 of Class E common shares.
(11)
Includes 665,301 of Class S common shares, 55,742 of Class F-S common shares, 525,040 of Class I common shares, 20,051 of Class F-I common shares, 10,847 of Class F-IO common shares, 309,170 Class IO common shares and 166,974 of Class E common shares.
(12)
Includes 784,235 of Class S common shares, 55,865 of Class F-S common shares, 257,683 of Class I common shares, 51,192 of Class F-I common shares, 6,915 of Class F-IO common shares, 80,790 Class IO common shares and 267,483 of Class E common shares.
(13)
Includes upfront selling commissions and dealer manager fees for Class S common shares of $1,299.

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

The table below sets forth common share repurchases by the Company during the year ended December 31, 2025 under the Share Repurchase Plan:

Repurchase Date:	Total Number of Common Shares Repurchased	Average Purchase Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(2)
March 31, 2025	77,885	$19.86	77,885	—
June 30, 2025	214,995	$20.31	214,995	—
September 30, 2025	373,282	$20.44	373,282	—
December 31, 2025	296,211	$20.54	296,211	—

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “North Haven Net REIT,” the “Company,” “we,” “us,” or “our” refer to North Haven Net REIT and its subsidiaries, unless the context specifically requires otherwise.

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

Overview

We are a Maryland statutory trust formed on February 6, 2023. Our investment strategy is focused primarily on originating, acquiring, financing and managing a portfolio of high-quality commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, meaning essential to the continuance of their business operations. We also prioritize investing in real estate sectors such as industrial (e-commerce), manufacturing (on-shoring and near-shoring) and healthcare (aging demographics). To a lesser extent, we invest in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities (“CMBS”), as well as other real estate-related securities (such as common and preferred stock of publicly traded real estate investment trusts (“REITs”) and other real estate companies) and loans (collectively referred to as, “CRE debt investments”).

We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:

•
Provide attractive current income in the form of predictable, stable cash distributions;
•
Realize appreciation in net asset value (“NAV”) from differentiated sourcing, investment selection, structuring and proactive asset management; and
•
Provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with potentially lower volatility than publicly-traded real estate companies and private credit with the potential for additional upside through real estate tax advantages and appreciation potential.

We may not achieve our investment objectives. See “Item 1A. Risk Factors” in this Annual Report.

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-K, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and plan to conduct our business primarily through our various subsidiaries. Commencing with our taxable year ended December 31, 2024, we elected to be taxed as a REIT under the Code for U.S. federal income tax purposes and generally will not be subject to U.S. federal income tax on our taxable income to the extent we annually distribute all of our REIT taxable net income to shareholders and maintain our qualification as a REIT.

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

On January 11, 2024, we commenced the Offering in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder, to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). We sell our common shares in the Offering on a monthly basis. We completed the initial closing of the Offering and our principal operations commenced on April 1, 2024.

As of December 31, 2025, we have received gross proceeds of $1,033,993 from the sale of our common shares and contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the net proceeds to make investments. We continue to sell our common shares on a monthly basis in the Offering.

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

2025 Highlights

Operating Results

•
Declared monthly net distributions totaling $54,540 for the year ended December 31, 2025. The details of our total returns are shown in the following table:

	Class S	Class F-S	Class I	Class F-I	Class E
Annualized Distribution Rate(1)	5.91%	6.56%	6.76%	7.41%	9.00%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	7.13%	6.93%	8.03%	7.84%	7.83%

(1)
The annualized distribution rate is calculated by annualizing the net distribution amounts per share as of December 31, 2025 and dividing by the NAV per share as of November 30, 2025. Refer to “Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12. Equity” for more information.
(2)
Total return is calculated as the change in NAV per share from the date the first share of each respective class was sold through December 31, 2025, plus any distributions per share declared in the period and assumes reinvestment of distributions pursuant to the Company's distribution reinvestment plan. The inception date for Class F-S shares, Class F-I shares and Class E shares is April 1, 2024 and the inception date for Class S shares and Class I shares is August 1, 2024. We believe total return is a useful measure of our overall performance.
(3)
Class S shares and Class F-S shares exclude upfront selling commissions. Inclusive of the maximum upfront selling commissions, the inception-to-date total return for Class S shares and Class F-S shares are 4.6% and 4.9%, respectively.

Investments

•
Acquired 19 industrial properties, three retail properties and one healthcare property for aggregate gross purchase prices of $1,335,077, $100,200 and $56,329, respectively, including capitalized costs. We believe the acquisitions are consistent with our strategy of acquiring income-producing, mission critical, single-tenant, net leased commercial properties.
•
Acquired a preferred equity interest in a joint venture created to develop a state-of-the-art research and development facility. This project is a build-to-suit and has an in-place lease with a single tenant.

Capital and Financing Activity

•
Raised gross proceeds of $345,017 for the year ended December 31, 2025, through the sale of our common shares in the Offering.

•
Secured first mortgage financings with an aggregate principal balance of $1,005,205 comprised of $940,405 in direct originations and $64,800 in assumed loans with a weighted-average fixed rate of 5.82% and a weighted-average maturity date of May 8, 2031.
•
Obtained an unsecured revolving credit facility with a maximum borrowing capacity of $150,000 (which may be increased up to $500,000 if certain conditions are met) with an interest rate ranging from SOFR plus 1.40% to 2.25% and a maturity date of October 1, 2027.

Investment Portfolio

Investments in Real Estate

As of December 31, 2025, our real estate investments had an aggregate fair value of approximately $2.1 billion. The following table provides information regarding our real estate investments as of December 31, 2025:

#	Property Type	Property Sub-Type	Tenant	Market	Square Feet (in thousands)	Occupancy Rate(1)	Acquisition Date	Ownership Percentage
1	Industrial	Distribution - Warehouse	General Mills	Atlanta, GA	1,513	100%	July 2025	100%
2	Industrial	IOS	CRH Americas	Inland Empire, CA	1,146	100%	September 2025	100%
3	Industrial	Distribution - Warehouse	Tesla	St. Louis, MO	1,010	100%	December 2024	100%
4	Industrial	Distribution - Warehouse	Amazon	Chicago, IL	1,001	100%	November 2025	100%
5	Industrial	Distribution - Warehouse	Assa Abloy	Kansas City, KS	927	100%	October 2024	100%
6	Industrial	Distribution - Warehouse	Amazon	Los Angeles, CA	824	100%	November 2025	100%
7	Industrial	Distribution - Warehouse	Nissan	Los Angeles, CA	620	100%	April 2025	100%
8	Industrial	Cold Storage	C&S Wholesale Grocers	Boston, MA	524	100%	June 2024	100%
9	Industrial	Distribution - Warehouse	Nissan	New York City / New Jersey	508	100%	April 2025	100%
10	Industrial	Distribution - Warehouse	FedEx	Washington, D.C.	487	100%	January 2025	100%
11	Industrial	Manufacturing	Magna	Kansas City, MO	468	100%	September 2024	95%
12	Industrial	Cold Storage	C&S Wholesale Grocers	Boston, MA	446	100%	June 2024	100%
13	Industrial	Manufacturing	Inteva	Bluffton, IN	404	100%	December 2024	100%
14	Industrial	Manufacturing	SAIC	Bedford, IN	401	100%	July 2024	100%
15	Industrial	Manufacturing	Western Digital	Fremont, CA	290	100%	December 2025	100%
16	Industrial	Distribution - Warehouse	Amazon	Detroit, MI	258	100%	August 2024	100%
17	Industrial	Manufacturing	ACTEGA	Charlotte, NC	239	100%	June 2024	100%
18	Industrial	Cold Storage	Americold	Nashville, TN	235	100%	December 2025	100%
19	Industrial	Distribution - Warehouse	Nissan	Dallas, TX	231	100%	April 2025	100%
20	Industrial	Distribution - Warehouse	Huntington	Norfolk, VA	231	100%	September 2025	100%
21	Industrial	Cold Storage	Performance Food Group	Cleveland, OH	216	100%	December 2024	100%
22	Industrial	Distribution - Warehouse	FedEx	New York, NY	189	100%	October 2025	100%
23	Industrial	Distribution - Warehouse	Nissan	Chicago, IL	180	100%	April 2025	100%

24	Retail	Merchandise Store	Bass Pro	Triadelphia, WV	173	100%	December 2025	100%
25	Industrial	Manufacturing	Bazzini Nuts	Allentown, PA	161	100%	January 2025	100%
26	Industrial	Manufacturing	Oterra	Mount Pleasant, WI	156	100%	March 2025	100%
27	Industrial	Manufacturing	Oceaneering	Norfolk, VA	154	100%	February 2024	100%
28	Industrial	Manufacturing	UL Solutions	Fremont, CA	139	100%	September 2025	100%
29	Industrial	Manufacturing	ATI	Hartford, CT	111	100%	November 2024	100%
30	Retail	Fitness Center	Life Time	Phoenix, AZ	109	100%	September 2024	100%
31	Retail	Fitness Center	Life Time	Phoenix, AZ	108	100%	December 2025	100%
32	Retail	Fitness Center	Life Time	Dallas, TX	108	100%	December 2025	100%
33	Industrial	Cold Storage	Giant Eagle	Columbus, OH	105	100%	September 2025	100%
34	Industrial	Manufacturing	King County	Seattle, WA	92	100%	November 2025	100%
35	Healthcare	Medical Office	NYU Langone	New York, NY	55	100%	December 2025	100%
36	Industrial	Distribution - Warehouse	Daikin	Midland, TX	45	100%	November 2025	100%
37	Industrial	Distribution - Warehouse	Daikin	Canton, OH	41	100%	November 2024	100%
38	Industrial	Distribution - Warehouse	Daikin	Panama City, FL	40	100%	November 2024	100%

Investment in Real Estate Debt

The following table provides information regarding our investment in real estate debt as of December 31, 2025:

	December 31, 2025
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,969	$499	$74,921	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $549 CECL Allowance.
(2)
Represents the one-month Secured Overnight Financing Rate (“SOFR”), which was 3.88% as of December 31, 2025.

Build-to-suit Developments

In June 2025, the Company acquired a preferred equity interest in a joint venture considered to be a variable interest entity (“VIE”), of which the Company is the primary beneficiary, and as such is consolidated within the Company's consolidated financial statements. The purpose of the joint venture is to construct a build-to-suit research and development facility subject to a net lease for a single tenant. Refer to “Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 6. Real Estate Under Development” for additional information.

In July 2025, the Company purchased a 242,355 square foot parcel of land in St. John, Indiana for $5,144, inclusive of closing costs in connection with a built-to-suit arrangement for a single tenant. As of December 31, 2025, the Company funded $2,338 in costs related to the development. Refer to “Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 6. Real Estate Under Development” for additional information.

Lease Expirations

The following table details the expiring leases on our real estate investments by annualized base rent and square footage as of December 31, 2025 (square feet in thousands):

Year	Number of Expiring Leases(1)	Annualized Base Rent(2)	Square Feet	% of Total Annualized Base Rent Expiring	% of Total Square Feet Expiring
2026	-	$-	-	0%	0%
2027	1	386	91	0%	0%
2028	-	-	-	0%	0%
2029	-	-	-	0%	0%
2030	1	804	111	1%	1%
2031	-	-	-	0%	0%
Thereafter	37	138,088	13,743	99%	99%
Total	39	$139,278	13,945	100%	100%

(1)
Remaining lease term assumes the exercise of the extension options that are for materially below market rents.
(2)
Annualized base rent is determined from the annualized base rent per leased square foot as of December 31, 2025 and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Key Components of Our Results from Operations

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		$
	2025	2024	Change
Revenues
Rental revenue	$85,213	$14,666	$70,547
Total revenues	$85,213	$14,666	$70,547
Expenses
Rental property operating	$7,307	$1,195	$6,112
Depreciation and amortization	41,536	7,657	33,879
General and administrative	4,668	4,316	352
Organization costs	-	1,920	(1,920)
Total expenses	$53,511	$15,088	$38,423
Other income (expenses)
Income from investment in real estate debt	$6,730	$-	$6,730
Decrease (Increase) in current expected credit loss allowance	146	(695)	841
Other income	10,960	15,008	(4,048)
Interest expense	(29,834)	(2,316)	(27,518)
Total other income (expenses)	$(11,998)	$11,997	$(23,995)
Net income	$19,704	$11,575	$8,129
Net income (loss) attributable to non-controlling interests	$(2)	$30	$(32)
Net income attributable to common shareholders	$19,706	$11,545	$8,161

Rental Revenue

During the year ended December 31, 2025, rental revenue from our tenants in connection with our investments in real estate increased by $70,547 compared to the year ended December 31, 2024. The increase is primarily attributable to the acquisition of 23 additional properties in 2025 with no property dispositions.

Rental Property Operating

During the year ended December 31, 2025, operating expenses in connection with our investments in real estate increased by $6,112 compared to the year ended December 31, 2024. Rental property operating expenses generally consist of property taxes, insurance and property maintenance, which are generally reimbursable by our tenants as a component of rental revenue. The increase is primarily attributable to the acquisition of 23 additional properties in 2025 with no property dispositions.

Depreciation and Amortization

During the year ended December 31, 2025, depreciation on our investments in real estate increased by $22,081 and amortization on our lease intangible assets and liabilities increased by $11,798 compared to the year ended December 31, 2024. The increase is primarily attributable to the acquisition of 23 additional properties in 2025 with no property dispositions.

General and Administrative Costs

During the year ended December 31, 2025, general and administrative expenses, which primarily consists of professional services, insurance and transfer agency fees, increased by $352 compared to the year ended December 31, 2024. The increase is attributable to an increase in professional fees due to a greater number of investments in 2025 compared to the prior year.

Organization Costs

During the year ended December 31, 2024, the Company recorded $1,920 in organization costs, which represent all of such costs incurred from our inception through principal operations commencement on April 1, 2024. The Company did not incur organization costs during year ended December 31, 2025.

Income from Investment in Real Estate Debt

During the year ended December 31, 2025, the Company recorded $6,730 in income from its investment in real estate debt comprised of $6,480 of interest income and $250 of origination fee amortization. In December 2024, the Company originated its investment in real estate debt and recorded $377 in income from this investment, which was classified as other income in the consolidated statements of operations.

Decrease (Increase) in Current Expected Credit Loss Allowance

The Company recorded a current expected credit loss allowance of $695 on its investment in real estate debt concurrent with closing the investment in December 2024. The Company reduced $146 of this allowance during the year ended December 31, 2025 due to the decrease in the investment's remaining term.

Other Income

During the year ended December 31, 2025, other income, which is primarily comprised of interest income generated on our cash and cash equivalents, decreased by $4,048 as compared to the year ended December 31, 2024 primarily due to a lower average cash balance during the year ended December 31, 2025.

Interest Expense

During the year ended December 31, 2025, interest expense increased by $27,518 compared to the year ended December 31, 2024 due to an increase of $437,752 in average principal balance on secured debt.

Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of our consolidated results of operations for the year ended December 31, 2024 compared to the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023, which specific discussion is incorporated herein by reference.

Critical Accounting Estimates

The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See “Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements in this for further descriptions of the below accounting policies.

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

Current Expected Credit Loss

The current expected credit loss allowance (“CECL Allowance”) is an allowance for losses required under ASC Topic 326, “Financial Instruments—Credit Losses,” (“ASC 326”), which reflects our current estimate of potential credit losses related to our investment in real estate debt included in our consolidated balance sheets as a reduction of the carrying value of the investments. Changes to the CECL Allowance is recognized through net income on our consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL Allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. ASC 326 requires that all financial instruments within its scope have some amount of loss allowance regardless of credit quality, subordinate capital or other mitigating factors.

As of December 31, 2025, we had one investment in real estate debt and we estimated our CECL Allowance using the Weighted-Average Remaining Maturity (“WARM Method”), which FASB Staff Q&A Topic 326, No. 1 lists as an acceptable methodology for such estimation. Under the WARM Method we determine an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to our investment in real estate debt over their expected remaining term.

Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. We complied relevant historical loan loss reference data from an affiliate of our Adviser and third-party sources. Within this data, we focused our historical loss reference calculations on the subset of data most relevant to our one investment in real estate debt as of December 31, 2025. The metrics we considered include asset type, geography and origination loan-to-value. We believe this historical loan loss reference data is the most relevant, available and comparable dataset to our portfolio.

Accrued interest related to our investment in real estate debt are excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.

In accordance with ASC 326, our CECL Allowance is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the real estate securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to our Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2025.

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

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

As of December 31, 2025, we held one $75,969 investment in real estate debt financed by a $50,300 secured note. This investment in real estate debt and the related financing are floating-rate and indexed to SOFR, thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. For the three months ended December 31, 2025, a 50 basis point increase or decrease in SOFR would have resulted in an increase or decrease to income from investment in real estate debt of $128.

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

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so.

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

We hedge our net currency exposures in a prudent manner. In doing so, we generally expect to structure our foreign currency hedges so that the notional values and expiration dates of our hedges approximate the amounts and timing of future payments we expect to receive on the related investments. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amounts of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.

Item 8. Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID NO 34)	104
Consolidated Balance Sheets as of December 31, 2025 and 2024	105
Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024 and for the Period from October 20, 2023 (Date of Initial Capitalization) Through December 31, 2023	106
Consolidated Statements of Changes in Equity (Deficit) for the Years Ended December 31, 2025 and 2024 and for the Period from October 20, 2023 (Date of Initial Capitalization) Through December 31, 2023	107
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024 and for the Period from October 20, 2023 (Date of Initial Capitalization) Through December 31, 2023	109
Notes to the Consolidated Financial Statements	111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of North Haven Net REIT

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of North Haven Net REIT and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and for the period from October 31, 2023 (Date of Initial Capitalization) through December 31, 2023, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, and for the period from October 31, 2023 (Date of Initial Capitalization) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 5, 2026

We have served as the Company’s auditor since 2023.

NORTH HAVEN NET REIT

CONSOLIDATED BALANCE SHEETS

($ in thousands, except for share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,693,921	$426,292
Investment in real estate debt, net(1)	74,921	74,217
Cash and cash equivalents	102,616	261,571
Restricted cash	32,229	29,767
Intangible assets, net	336,039	94,582
Real estate under development	100,991	—
Other assets	21,852	6,683
Total assets(2)	$2,362,569	$893,112
Liabilities
Secured debt, net	$1,104,656	$108,359
Tenant contributions related to real estate under development	71,434	—
Intangible liabilities, net	67,359	26,207
Due to affiliates	49,455	38,915
Subscriptions received in advance	30,871	29,767
Other liabilities	46,959	11,425
Total liabilities(2)	1,370,734	214,673
Commitments and contingencies (Note 15)	—	—
Redeemable common shares, par value Class E shares, $0.01 per share, 1,225,000 shares issued and outstanding as of December 31, 2025 and 2024 (Note 9)	25,167	24,757
Redeemable non-controlling interests (Note 9)	514	505
Equity
Common shares, par value $0.01 per share, 52,131,183 and 34,705,985 shares issued and outstanding as of December 31, 2025 and 2024, respectively (Note 12)	521	347
Additional paid-in capital	997,431	659,755
Accumulated deficit and cumulative distributions	(44,141)	(9,305)
Equity	953,811	650,797
Non-controlling interests in third-party ventures	12,258	2,255
Non-controlling interest attributable to preferred shareholders	85	125
Total equity	966,154	653,177
Total liabilities and equity	$2,362,569	$893,112

(1)
Net of a current expected credit loss allowance of $549 and $695 as of December 31, 2025 and 2024, respectively.
(2)
The consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”), which can only be used to settle the obligations of the VIEs of $162,861 and $46,538 as of December 31, 2025 and 2024, respectively, and liabilities, which includes third-party liabilities, for which the creditors or beneficial interest holders do not have recourse against the Company of $118,654 and $1,436 as of December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

NORTH HAVEN NET REIT

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except for share and per share data)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023
Revenues
Rental revenue	$85,213	$14,666	$—
Total revenues	$85,213	$14,666
Expenses
Rental property operating	$7,307	$1,195	$—
Depreciation and amortization	41,536	7,657	—
General and administrative	4,668	4,316	—
Organization costs	—	1,920	—
Total expenses	$53,511	$15,088	$—
Other income (expenses)
Income from investment in real estate debt	$6,730	$—	$—
Decrease (Increase) in current expected credit loss allowance	146	(695)	—
Other income	10,960	15,008	—
Interest expense	(29,834)	(2,316)	(69)
Total other income (expenses)	$(11,998)	$11,997	$(69)
Net income (loss)	$19,704	$11,575	$(69)
Net income attributable to non-controlling interests in Operating Partnership unit holders	$11	$10	$—
Net income (loss) attributable to non-controlling interests in third-party ventures	$(13)	$20	$—
Net income (loss) attributable to common shareholders	$19,706	$11,545	$(69)
Net income (loss) per common share, basic and diluted	$0.44	$0.55	$(1,390.00)
Weighted-average common shares outstanding, basic and diluted	45,262,384	20,834,342	50

The accompanying notes are an integral part of the consolidated financial statements.

NORTH HAVEN NET REIT

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity (Deficit)	Non-controlling interests in third party ventures and attributable to preferred shareholders	Total Equity (Deficit)
Date of Initial Capitalization	50	$—	$1	$—	$1	$0	$1
Net loss	-	-	-	(69)	(69)	-	(69)
Balance at December 31, 2023	50	$—	$1	$(69)	$(68)	$—	$(68)
Common shares issued	34,279,860	342	688,634	-	688,976	-	688,976
Common shares repurchased (Refer to Note 12 - Equity for gross per share)	(36,845)	-	(726)	-	(726)	-	(726)
Amortization of restricted share grants	-	-	59	-	59	-	59
Offering costs	-	-	(37,237)	-	(37,237)	-	(37,237)
Distribution reinvestment	462,920	5	9,297	-	9,302	-	9,302
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(20,769)	(20,769)	-	(20,769)
Net income ($10 allocated to redeemable non-controlling interests)	-	-	-	11,545	11,545	20	11,565
Distributions declared prior to principal operations commencement ($216.89 gross per share)	-	-	-	(11)	(11)	-	(11)
Distributions declared to preferred shareholders	-	-	-	(1)	(1)	-	(1)
Net contributions from non-controlling interests	-	-	-	-	-	2,360	2,360
Allocation to redeemable common shares	-	-	(257)	-	(257)	-	(257)
Allocation to redeemable non-controlling interests	-	-	(16)	-	(16)	-	(16)
December 31, 2024	34,705,985	$347	$659,755	$(9,305)	$650,797	$2,380	$653,177
Common shares issued	16,953,472	170	344,847	-	345,017	-	345,017
Common shares repurchased (Refer to Note 12 - Equity for gross per share)	(962,373)	(10)	(19,616)	-	(19,626)	-	(19,626)
Share class transfers	1,817	-	-	-	-	-	-
Amortization of restricted share grants	-	-	79	-	79	-	79
Offering costs	-	-	(16,335)	-	(16,335)	-	(16,335)
Distribution reinvestment	1,432,282	14	29,142	-	29,156	-	29,156

Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(54,542)	(54,542)	-	(54,542)
Net income (loss) ($11 allocated to redeemable non-controlling interests)	-	-	-	19,706	19,706	(13)	19,693
Contributions to non-controlling interests	-	-	-	-	-	10,346	10,346
Distributions to non-controlling interests	-	-	-	-	-	(370)	(370)
Allocation to redeemable common shares	-	-	(410)	-	(410)	-	(410)
Allocation to redeemable non-controlling interests	-	-	(31)	-	(31)	-	(31)
December 31, 2025	52,131,183	$521	$997,431	$(44,141)	$953,811	$12,343	$966,154

The accompanying notes are an integral part of the consolidated financial statements.

NORTH HAVEN NET REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the period from October 20, 2023 (Date of Initial Capitalization) through December 31, 2023
Cash flows from operating activities:
Net income (loss)	$19,704	$11,575	$(69)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Straight-line rent adjustment	(7,326)	(940)	—
Amortization of (above)- below-market lease, net	(717)	(388)	—
Depreciation and amortization	41,536	7,657	—
Amortization of discount on mortgage loans	644	457	—
Amortization of real estate debt origination fees	(249)	(14)	—
Amortization of deferred financing costs	937	7	—
Amortization of restricted share grants	79	59	—
Change in current expected credit loss allowance	(146)	695	—
Changes in assets and liabilities
Other assets	(5,418)	(1,936)	—
Other liabilities	10,389	5,585	69
Due to affiliates	(233)	6,177	—
Net cash provided by operating activities	$59,200	$28,934	$—
Cash flows from investing activities:
Acquisition of real estate	$(1,431,331)	$(437,307)	$—
Funding of real estate debt	(309)	(75,660)	—
Origination fees from real estate debt	—	762	—
Investment in unconsolidated joint venture	—	(1,202)	—
Capital improvements to real estate	(5,121)	(25)	—
Funding of deferred lease costs	(6,199)	—	—
Cash assumed on investment in consolidated joint venture	7,857	—	—
Funding of construction	(49,092)	—	—
Change in earnest money and other deposits	250	(250)	(1,500)
Net cash used in investing activities	$(1,483,945)	$(513,682)	$(1,500)
Cash flows from financing activities:
Proceeds from issuance of common shares	$315,249	$688,976	$—
Proceeds from issuance of preferred shares	—	125	—
Subscriptions received in advance	30,871	29,767	—
Proceeds from issuance of redeemable common shares	—	24,500	—
Proceeds from issuance of operating partnership units	—	500	—
Repurchase of common shares	(13,787)	(482)	—
Contributions from tenants	35,703	—	—
Proceeds from secured notes	—	50,300	—
Payment of offering costs	(5,562)	(4,500)	—
Proceeds from mortgage loans	940,405	—	—
Payment of mortgage loan proceeds to non-controlling interest	(1,459)	—	—
Payment of deferred financing costs	(8,928)	(518)	—

Earnest money deposit attributable to secured debt	—	(2,355)	—
Borrowing under the warehouse funding facility	—	—	28,750
Repayment of warehouse funding facility	—	(28,750)	—
Repayment of mortgage loans	(1,426)	(553)	—
Payment of distributions to common shareholders	(22,412)	(8,146)	—
Payment of distributions prior to principal operations commencement	—	(11)	—
Payment of distributions to operating partnership units	(32)	(18)	—
Payment of distributions to non-controlling interests	(370)	—	—
Net cash provided by financing activities	$1,268,252	$748,835	$28,750
Net change in cash, cash equivalents and restricted cash	$(156,493)	$264,087	$27,251
Cash, cash equivalents and restricted cash at the beginning of the period	291,338	27,251	—
Cash, cash equivalents and restricted cash at the end of the period	$134,845	$291,338	$27,251
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$102,616	$261,571	$27,251
Restricted cash	32,229	29,767	—
Total cash, cash equivalents and restricted cash	$134,845	$291,338	$27,251
Supplemental disclosure:
Interest paid	$24,543	$1,608	$—
Assumption of net assets from consolidated joint venture	$7,857	$—	$—
Capital expenditures accrued, but not yet paid	$8,091	$—	$—
Accrued deferred lease costs	$5,918	$—	$—
Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans	$65,009	$58,667	$—
Distribution reinvestment	$29,156	$9,302	$—
Accrued distributions for common shareholders	$6,288	$3,321	$—
Accrued distributions for redeemable non-controlling interests	$4	$3	$—
Accrued shareholder servicing fees	$10,917	$32,500	$—
Accrued offering costs	$157	$238	$—
Accrued share repurchases	$6,083	$244	$—
Allocation to redeemable common shares	$410	$257	$—
Net contributions from non-controlling interests	$—	$2,235	$—
Allocation to non-controlling interests in third party ventures	$—	$20	$—
Allocation to redeemable non-controlling interests	$31	$16	$—

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

The Company is the sole general partner of NH Net REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is consolidated by the Company and substantially all the Company's operations are conducted through the Operating Partnership. The Company owns 99.9% of the Operating Partnership and NH Net REIT Special Limited Partner LP, an affiliate of Morgan Stanley (the “Special Limited Partner”), owns 0.1% of the Operating Partnership and a special limited partner interest in the Operating Partnership.

On January 11, 2024, the Company commenced the Offering, pursuant to which it presently offers and sells to a limited number of investors an unlimited number of its common shares, including, but not limited to, common shares classified as Class S shares, Class I shares, and Class E shares. The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees and gross distributions, as well as different management fees and performance participation allocations.

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

As of December 31, 2025, the Company owned 33 net lease investments in the industrial sector, four net lease investment in the retail sector, one net lease investment in the healthcare sector, two parcels of land under development pursuant to build-to-suit arrangements and one investment in real estate debt.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company, the Company's subsidiaries and joint ventures in which the Company has a controlling financial interest. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated balance sheet. Actual results could differ from those estimates. All intercompany balances and transactions have been eliminated in consolidation.

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

As of December 31, 2025, the Company owned (i) a 95% interest in a joint venture, which is considered to be a VIE and (ii) a preferred equity interest in a joint venture, which is considered to be a VIE, both of which the Company consolidates because it is the primary beneficiary. Refer to “Note 6. Real Estate Under Development” for additional information.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of December 31, 2025 and 2024, the Company held $60,333 and $245,000, respectively, in cash equivalents. Income generated on our cash and cash equivalents is recorded in the period in which it is earned under other income in the consolidated statements of operations.

Restricted Cash

Restricted cash primarily consists of cash received for subscriptions prior to the date in which shareholders are admitted into the Company and, to a lesser extent, cash held in escrow for property taxes and capital expenditures by a third-party loan servicer. The Company’s restricted cash was $32,229 and $29,767 as of December 31, 2025 and 2024, respectively, and is held in bank accounts controlled by the Company’s transfer agent and loan servicer but in the name of the Company.

Investments in Real Estate

When acquiring a property, the Company determines whether the acquisition should be accounted for as a business combination or an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” For both a business combination and an asset acquisition, the Company records the identifiable assets acquired and liabilities assumed in the acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase and expenses acquisition-related costs as incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions. As of December 31, 2025, the Company owned 38 properties and each acquisition was accounted for as an asset acquisition.

Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets and assumed liabilities (including land, buildings, above- and below-market leases, in-place leases, and other identified intangible assets and liabilities) and then allocates the purchase price to these acquired assets and assumed liabilities based on respective fair values. The Company bases its fair value assessments on cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends, and market and economic conditions. Assumed debt, if any, is recorded at fair value based on the present value of expected future payments and any assumed discount or premium to principal value is recorded as an adjustment to interest expense, using the effective yield method, in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company recognized depreciation expense of $26,936 and $4,855, respectively, which was recorded as depreciation and amortization in the consolidated statements of operations. There was no depreciation expense recognized by the Company in 2023.

Significant improvements to properties are capitalized within investments in real estate on the Company's consolidated balance sheets whereas repairs and maintenance are expensed as incurred and recorded in rental property operating expense in the Company’s consolidated statements of operations.

Real estate investments are evaluated for impairment on a quarterly basis. The Company considers the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate investment is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate investment over the estimated remaining holding period is less than the carrying value of such investment. An impairment charge is recorded equal to the excess of the carrying value of the real estate investment over the fair value. When determining the fair value of a real estate investment, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of December 31, 2025 and 2024, the Company has not recorded any impairments on its investments in real estate.

Investments in Unconsolidated Joint Ventures

The Company accounts for joint venture investments using the equity method of accounting when its interest represents a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when its interest does not represent a general partnership interest and it does not control the major operating and financial policies of these investments. These investments are initially recorded at cost as investments in unconsolidated joint ventures and are subsequently adjusted for their share of earnings and cash contributions and distributions. To the extent the Company's cost basis at formation of the joint ventures are different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company's share of equity in earnings of unconsolidated joint ventures.

The Company analyzes its investments in unconsolidated joint ventures for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and the Company's intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and subject to future events that may alter its assumptions, the Company may be required to recognize future impairment losses on its investments in unconsolidated affiliates. As of December 31, 2025, the Company did not have any investments in unconsolidated joint ventures. As of December 31, 2024, the Company had one investment in an unconsolidated joint venture for $1,202, which is recorded as other assets in the consolidated balance sheets. The Company did not recorded any impairments on its investment in unconsolidated joint venture.

Redeemable Common Shares

The Company classifies common shares held by its affiliate as redeemable common shares on its consolidated balance sheets at redemption value. Redemption value is determined based on the Company's NAV per share of the applicable share class as of the reporting date. Changes in the value of redeemable common shares are recorded within additional paid-in capital.

Revenue Recognition

The Company’s primary source of revenues is rental revenue, which is accounted for under ASC Topic 842, “Leases.” Rental revenue primarily consists of fixed contractual base rent, and, to a lesser extent, tenant reimbursements, arising from tenant operating leases at the Company's properties. Rent under leases where collection is deemed probable is recognized as revenue on a straight-line basis, including any determinable rent step-up or abatement provisions, over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Leases that are that are deemed uncollectible are recognized as a reduction to rental revenue through a reversal of deferred rent. Any future cash receipts on leases that are deemed uncollectible will be recorded as income on a cash basis. The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. The Company exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. As of December 31, 2025 and 2024, all rent collection was deemed probable.

The Company's investment in real estate debt consists of one commercial mortgage loan secured by real estate and is classified as held-to-maturity. The Company recognizes interest income on this loan using the effective interest method. Upfront origination fees are deferred and recognized over the life of the loan as an adjustment to yield under the effective interest method. Interest income and amortization of upfront origination fees are recorded under income from investment in real estate debt in the consolidated statements of operations.

Loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments that are contractually due. When a loan is placed on non-accrual status, interest is only recognized when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments that are contractually due. As of December 31, 2025 and 2024, there were no loans on non-accrual status.

Current Expected Credit Losses

The current expected credit loss allowance (“CECL Allowance”) is an allowance for losses required under the ASC Topic 326, “Financial Instruments—Credit Losses” (“ASC 326”), which reflects the Company's current estimate of potential credit losses related to its investment in real estate debt included in its consolidated balance sheets as a reduction of the carrying value of the investment. Changes to the CECL Allowance is recognized through net income on the Company's consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL Allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. ASC 326 requires that all financial instruments within its scope have some amount of loss allowance regardless of credit quality, subordinate capital or other mitigating factors.

As of December 31, 2025 and 2024, the Company had one investment in real estate debt and the CECL Allowance was estimated using the Weighted-Average Remaining Maturity (“WARM Method”). Under the WARM Method, the Company determines an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to its investment in real estate debt over its expected remaining term.

Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. The Company compiled relevant historical loan loss reference data from an affiliate of the Adviser and third-party sources. Within this data, the Company focused our historical loss reference calculations on the subset of data most relevant to its one investment in real estate debt as of December 31, 2025 and 2024. The metrics considered by the Company include asset type, geography and origination loan-to-value. The Company believes this historical loan loss reference data is the most relevant, available and comparable dataset to its portfolio. In the future, the Company may use other acceptable methods, such as a probability-of-default/loss-given-default method.

Accrued interest related to the Company's investment in real estate debt is excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.

Estimation of Economic Conditions

In accordance with ASC 326, the CECL Allowance is adjusted to reflect the Company's estimation of the current and future economic conditions that impact the performance of the real estate securing its loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company's loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to the Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting the Company's portfolio could vary significantly from the estimates it made as of December 31, 2025 and 2024.

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

The Company had no deferred tax asset or liability as of December 31, 2025 or December 31, 2024. For the years ended December 31, 2025 and 2024, there were no unrecognized tax benefits. The Company is subject to U.S. federal, state and local income tax examinations by taxing authorities for the calendar years 2023 through 2025.

Earnings per Share

Basic net income per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. The Company does not have any dilutive securities outstanding that would cause the basic earnings per share and diluted earnings per share to differ.

Organization and Offering Expenses

The Adviser advanced certain organization and offering expenses on behalf of the Company through April 1, 2025, which was 12 months following the initial closing of the Offering. The Company began reimbursing the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025.

Organization expenses are expensed as incurred, and offering expenses are charged to equity. For the years ended December 31, 2025 and 2024, the Company recorded organization expenses of $0 and $1,920, respectively, in the consolidated statements of operations. There were no organization expenses recorded by the Company in the consolidated statements of operations in 2023.

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

3. Investments in Real Estate, net

Investments in real estate, net consisted of the following:

	December 31, 2025	December 31, 2024
Building and building improvements	$1,124,964	$340,648
Land and land improvements	467,149	50,165
Site improvements	133,599	40,334
Total	1,725,712	431,147
Accumulated depreciation	(31,791)	(4,855)
Investments in real estate, net	$1,693,921	$426,292

Acquisitions

The following table details the acquisition values, including capitalized costs, property types and total rentable square feet for acquisitions made by the Company during the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025			2024
Property Type	Acquisition value	Number of properties	Square feet (in thousands)	Acquisition value	Number of properties	Square feet (in thousands)
Industrial	$1,335,077	19	8,153	$476,003	14	5,239
Retail	100,200	3	389	25,908	1	109
Healthcare	56,239	1	55	—	—	—
Total:	$1,491,516	23	8,597	$501,911	15	5,348

The following table summarizes the purchase price allocation for the properties acquired during the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Building and building improvements	$784,316	$340,648
Land and land improvements	416,984	50,165
Site improvements	88,144	40,309
In-place leases	154,837	75,677
Leasing commissions	44,259	15,766
Above-market lease	47,269	6,256
Below-market lease	(44,293)	(26,910)
Total purchase price	$1,491,516	$501,911
Assumed borrowings(1)	(65,009)	(58,667)
Net purchase price	$1,426,507	$443,244

(1)
Refer to “Note 7. Secured Debt, net” for more information on mortgage loans assumed.

Acquisition-related intangible assets and liabilities are recorded in intangible assets, net and intangible liabilities, net, respectively, on the consolidated balance sheets.

4. Investment in Real Estate Debt, Net

The following table details the Company's investment in real estate debt:

	December 31, 2025
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,969	$499	$74,921	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $549 CECL Allowance.
(2)
Represents the one-month SOFR, which was 3.88% as of December 31, 2025.

	December 31, 2024
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,660	$748	$74,217	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $695 CECL Allowance.
(2)
Represents the one-month SOFR, which was 4.50% as of December 31, 2024.

CECL Allowance

During the years ended December 31, 2025 and 2024, the Company recorded a $146 CECL recovery and $695 CECL allowance, respectively.

During the years ended December 31, 2025 and 2024, the Company did not record any charge-offs related to its investment in real estate debt. As of December 31, 2025 and 2024, the Company's investment in real estate debt was not delinquent.

5. Intangibles

The following table summarizes the identified intangible assets:

	December 31, 2025				December 31, 2024
Intangible assets:	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)
In-place leases	$230,514	$(13,420)	$217,094	11.9	$75,677	$(2,270)	$73,407	12.8
Leasing commissions	72,141	(3,982)	68,159	12.1	15,766	(532)	15,234	10.1
Above-market lease	53,525	(2,739)	50,786	12.1	6,256	(315)	5,941	12.6
Total intangible assets:	$356,180	$(20,141)	$336,039	12.0	$97,699	$(3,117)	$94,582	12.4

During the years ended December 31, 2025 and 2024, the Company recognized $14,600 and $2,802, respectively, of amortization related to its in-place lease intangible assets and leasing commissions, which is recorded as a component of depreciation and amortization in the consolidated statements of operations. There was no amortization recorded by the Company in 2023.

During the years ended December 31, 2025 and 2024, the Company recognized $2,424 and $315, respectively, of amortization related to above-market lease intangible assets, which is recorded as a decrease to rental revenue in the consolidated statements of operations.

The following table summarizes the identified intangible liabilities:

	December 31, 2025				December 31, 2024
Intangible liabilities:	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)
Below-market lease	$71,203	$(3,844)	$67,359	13.1	$26,910	$(703)	$26,207	16.8
Total intangible liabilities:	$71,203	$(3,844)	$67,359	13.1	$26,910	$(703)	$26,207	16.8

During the years ended December 31, 2025 and 2024, the Company recognized $3,141 and $703, respectively, of amortization related to below-market lease intangible liabilities, which is recorded as an increase to rental revenue in the consolidated statements of operations.

There was no amortization recorded by the Company in 2023.

The estimated future amortization of the Company’s intangible assets and liabilities for each of the next five years and thereafter as of December 31, 2025, is as follows:

Year	In-place leases	Leasing commissions	Above-market lease	Below-market lease
2026	$21,478	$6,445	$4,321	$5,842
2027	21,471	7,431	4,321	5,842
2028	21,394	7,423	4,321	5,842
2029	21,394	7,423	4,321	5,842
2030	20,587	6,519	4,321	5,833
Thereafter	110,770	32,918	29,181	38,158
Total	$217,094	$68,159	$50,786	$67,359

6. Real Estate Under Development

Nokia Bell Labs

In June 2025, the Company acquired a preferred equity interest in a joint venture, which is considered to be a VIE of which the Company is the primary beneficiary and as such is consolidated within the Company's consolidated financial statements. The purpose of the joint venture is to construct a build-to-suit research and development facility subject to a net lease for a single tenant. The Company accounted for this transaction as an asset acquisition under ASC 805 and a summary of the purchase price allocation, inclusive of capitalized costs, as of the acquisition date is below:

Amounts
Cash	$13,602
Land	20,113
Construction in progress	14,903
Tenant improvements	4,679
Prepaid expenses	2,255
Accounts payable	(3,731)
Tenant contributions related to real estate under development	(35,730)
Total purchase price	$16,091
Non-controlling interest	(10,346)
Net purchase price	$5,745

The land is 130,547 square feet and located in New Brunswick, New Jersey. The land, construction in progress and tenant improvements are recorded as real estate under development on the consolidated balance sheets. As of December 31, 2025, the Company funded $46,755 in costs related to the development, which are recorded as real estate under development on the consolidated balance sheets.

As of December 31, 2025, the tenant contributed an aggregate $71,434 used to fund costs related to the development, which are recorded as tenant contributions related to real estate under development on the consolidated balance sheets.

The interest held by the Company's joint venture partner is $10,248 and recorded as non-controlling interests on the consolidated balance sheets.

Jewel Osco

In August 2025, the Company purchased a 242,355 square foot parcel of land in St. John, Indiana for $5,144, inclusive of closing costs in connection with a built-to-suit arrangement for a single tenant. As of December 31, 2025, the Company funded $2,338 in costs related to the development, which, along with the land, is recorded as real estate under development on the consolidated balance sheets.

7. Secured Debt, net

The following table details the Company's debt as of December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost
Mortgage loans(2)	5.72%	3/5/2031	$1,064,893	$1,063,201	4.02%	4/1/2028	$61,115	$58,570
Secured note(3)	S + 2.00%	1/1/2028	50,300	50,300	S + 2.00%	1/1/2028	50,300	50,300
Deferred financing costs, net				(8,845)				(511)
Total secured debt, net:			$1,115,193	$1,104,656			$111,415	$108,359

(1)
The term "S" represents one-month SOFR, which was 3.88% and 4.50% as of December 31, 2025 and 2024, respectively.
(2)
Amortized cost is net of unamortized mortgage discount of $1,762 and $2,545 and premium of $70 and $0 as of December 31, 2025 and 2024, respectively.
(3)
Secured by an investment in real estate debt with the same benchmark rate and maturity date including two one-year extension options.

As of December 31, 2025 and 2024, the Company was in compliance with all of its covenants related to its mortgage loans and secured note.

The following table summarizes the future principal payments due under our secured debt, based on their maturities assuming all extension options have been exercised, as of December 31, 2025:

Year	Amount
2026	$1,889
2027	2,069
2028	58,443
2029	974
2030	744,231
Thereafter	307,587
Total:	$1,115,193

8. Other Assets and Other Liabilities

The following table details the components of the Company's other assets at the dates indicated:

	December 31, 2025	December 31, 2024
Straight-line rent receivables	$8,266	$940
Tenant receivables	6,258	1,572
Prepaid expenses	5,594	—
Earnest money deposit	1,202	2,605
Interest receivable	532	364
Investment in an unconsolidated joint venture	—	1,202
Total other assets:	$21,852	$6,683

The following table details the components of the Company's other liabilities at the dates indicated:

	December 31, 2025	December 31, 2024
Construction payable	$11,738	$—
Unearned rental income	6,391	2,031
Distribution payable	6,292	3,324
Redemptions payable	6,083	245
Accrued deferred lease costs	5,918	—
Accrued property expenses	4,958	2,622
Interest payable	4,018	868
Due to tenants	679	2,335
Other	882	—
Total other liabilities:	$46,959	$11,425

Unsecured Line of Credit

On October 1, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A (“BofA”). The Credit Agreement provides for a credit facility initially comprised of (i) a $150,000 revolving credit facility (the “Revolving Credit Facility”) and (ii) $10,000 of standby letters of credit with a maturity of October 1, 2027. The Credit Agreement also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $500,000.

The obligations of the Company under the Credit Agreement are secured by (i) a pledge of the equity interests of certain of the Company’s subsidiaries, (ii) a pledge of certain intercompany promissory notes issued to one or more of the Loan Parties that is a pledgor and (iii) all proceeds of the foregoing, in each case subject to certain exclusions set forth in the Credit Agreement and related loan documents. At the option of the Company, the amounts outstanding under the Credit Agreement will bear interest at either (i) a rate equal to term SOFR or daily simple SOFR plus a margin rate ranging from 1.40% to 2.25% or (ii) a base rate based on the highest of (A) Federal Funds Rate plus half of 1%, (B) BofA’s prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%. The Revolving Credit Facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% and is payable quarterly in arrears. The Revolving Credit Facility is prepayable, in whole or in part, at any time without premium or penalty. As of December 31, 2025, the Company had no outstanding balance on the Revolving Credit Facility.

As of December 31, 2025, the Company was in compliance with all covenants related to the Revolving Credit Facility.

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

MSREI Holding and the Special Limited Partner have agreed to hold the Class E shares/Operating Partnership units issued in respect of the Morgan Stanley Equity Investment until the earlier of (i) the first date that the Company's NAV reaches $1.5 billion and (ii) April 1, 2027, which is three years after the initial closing of the Offering. Following such date, each quarter MSREI Holding and the Special Limited Partner may request, with respect to the Morgan Stanley Equity Investment, that the Company repurchase (each, a “MS Repurchase”), a number of Class E shares/ Operating Partnership units in an amount equal to the amount available under the 5% quarterly cap set forth in the Company's share repurchase plan (as amended, the “Share Repurchase Plan”), but only after the Company first satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the Share Repurchase Plan. Notwithstanding the foregoing, for so long as Morgan Stanley or its affiliate acts as investment adviser to the Company, the Company will not affect any MS Repurchase during any quarter in which the full amount of all common shares requested to be repurchased by shareholders other than Morgan Stanley and its affiliates under the Share Repurchase Plan is not repurchased or when the Share Repurchase Plan has been suspended.

As of December 31, 2025, Class E shares held by MSREI Holding and Class E units held by the Special Limited Partner pursuant to the Morgan Stanley Equity Investment are classified in mezzanine equity because the Company is required to repurchase or redeem, as applicable, these Class E shares / units upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed above).

The Class E shares held by MSREI Holding are classified as redeemable common shares on the Company's consolidated balance sheets. The following table summarizes the changes in the Company's outstanding redeemable common shares for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Balance at the beginning of the year	1,225,000	—
Issuance of common shares	—	1,225,000
Ending Balance	1,225,000	1,225,000

Redeemable common shares are recorded at their redemption value, which is equivalent to fair value, of such Class E common shares at the end of each measurement period. As of December 31, 2025, there was an allocation of $410 to the redeemable common shares in connection with this fair value measurement.

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

The following table details the activity of redeemable non-controlling interests related to the Special Limited Partner for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Balance at the beginning of the year	$505	$—
Issuance	-	500
GAAP income allocation	11	10
Distributions	(33)	(21)
Fair value allocation	31	16
Ending Balance	$514	$505

10. Related Party Transactions

The following table details the components of due to affiliates:

	December 31, 2025	December 31, 2024
Accrued shareholder servicing fees	$43,118	$32,500
Advanced operating expenses	4,371	4,257
Advanced organization and offering expenses	1,966	2,158
Due to affiliates	$49,455	$38,915

Organization and Offering Expenses and Operating Expenses

The Adviser advanced organization and offering expenses (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals, but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) and certain operating expenses on the behalf of the Company through April 1, 2025, which was 12 months following the initial closing of the Offering. The Company began to reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025. Such reimbursement may be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in the Company’s common shares or Operating Partnership units, the Company may repurchase such common shares or units from the Adviser at a later date.

The table below summarizes expenses advanced by the Adviser and reimbursements made by the Company as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
Expense Type	Amount Advanced	Amount Reimbursed	Remaining Balance	Amount Advanced	Amount Reimbursed	Remaining Balance
Operating	$5,147	$776	$4,371	$4,257	$—	$4,257
Organization and offering	2,315	349	1,966	2,158	—	2,158
Total:	$7,462	$1,125	$6,337	$6,415	$—	$6,415

During the year ended December 31, 2025, the Company reimbursed the Adviser $1,125, respectively, for advanced organization, offering and operating expenses. No reimbursements were made by the Company in 2024.

Dealer Manager

On April 1, 2024, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Morgan Stanley Distribution, Inc. (the “Dealer Manager”), pursuant to which it will serve as the dealer manager for the Offering.

On April 28, 2025, the Company and the Dealer Manager entered into the Amended and Restated Dealer Manager Agreement, including a revised form of Participating Broker-Dealer Agreement to be entered into with certain broker-dealers, to make certain updates to reflect the designation of the new Class F-IO shares and Class IO shares.

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class F-S share and Class S share sold in the Offering. For the years ended December 31, 2025 and 2024, the Company incurred $1,264 and $2,837, respectively, in upfront selling commissions, which are charged against additional paid-in-capital as offering costs.

The Company pays the Dealer Manager selling commissions equal to 0.85% per annum of the aggregate NAV of our outstanding Class F-S shares and Class S shares over time as shareholder servicing fees for ongoing services rendered to shareholders. Shareholder servicing fees are accrued upon the sale of Class F-S shares and Class S shares and are based upon our best estimate of aggregate fees payable. For the years ended December 31, 2025 and 2024, the Company incurred $14,914 and $34,283, respectively, in shareholder servicing fees, which are charged against additional paid-in-capital as offering costs.

There are no upfront selling commissions or shareholder servicing fees for Class F-I shares, Class I shares or Class E shares.

Operating Partnership Agreement

On April 1, 2024, the Operating Partnership entered into the Amended and Restated Limited Partnership Agreement, by and among the Company, as the general partner, the Special Limited Partner, and the other limited partners party thereto from time to time.

On April 28, 2025, the Company, on behalf of itself as the general partner and on behalf of the limited partners thereto, entered into the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership. The Second Amended and Restated Limited Partnership Agreement of the Operating Partnership amends the prior version of the agreement to make certain updates to reflect the new Class F-IO shares and Class IO shares and to establish two new corresponding classes of units of the Operating Partnership, designated as Class F-IO units and Class IO units.

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

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Company pays the Adviser a management fee equal to (1) 0.50% of NAV of Class F-S shares and Class F-I shares, plus (2) 1.25% of NAV for shares classes other than the Class F-S shares and Class F-I shares, except Class E shares, in each case, per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership pays the Adviser a management fee equal to (1) 0.50% of the NAV of the Operating Partnership attributable to Class F-S and Class F-I units not held by the Company, plus (2) 1.25% of NAV of the Operating Partnership attributable to units other than Class F-S and Class F-I units not held by the Company except Class E Operating Partnership units, in each case, per annum payable monthly in arrears. The management fee will be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. The Adviser agreed to waive the management fee through April 1, 2025, which was 12 months following the initial closing of the Offering, and further waived management fees payable through December 31, 2025.

In addition, so long as the Advisory Agreement has not been terminated between the Company and the Adviser, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive in the aggregate an allocation from the Operating Partnership equal to 12.5% of the Total Return with respect to all of the Operating Partnership units, except Class E Operating Partnership units, subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership). Such allocation will be made annually and accrue monthly. Distributions on the performance participation interest may be payable in cash or Class E Operating Partnership units, or any combination thereof, at the election of the Special Limited Partner. The Special Limited Partner agreed to waive the performance participation through April 1, 2025, which was 12 months following the initial closing of the Offering, and further waived the performance participation allocation payable through December 31, 2025.

The Company may retain certain of the Adviser’s affiliates, from time to time, for services relating to its investments or its operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below market rates. As of December 31, 2025 and 2024, the Company has not retained an affiliate of the Adviser for any such services.

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

During the period from the Date of Initial Capitalization through December 31, 2023 and for the year ended December 31, 2024, the Company incurred interest of $69 and $284, respectively, recorded as interest expense in the consolidated statements of operations.

The Warehouse Funding Facility was repaid and terminated on April 1, 2024. There were no financial covenants associated with the Warehouse Funding Facility.

11. Leases

The Company’s rental revenue primarily consists of rent earned from operating leases in the Company’s net leased portfolio which consists of fixed annual rents that escalates annually throughout the term of the leases, and the tenants are generally responsible for all property-related expenses, including taxes, insurance, and maintenance. As of December 31, 2025 and 2024, the Company's investments in real estate are leased to single tenants on a net lease basis. The Company did not have any properties in 2023.

The following table details the components of operating lease income from the leases of which the Company is the lessor:

	For the Year Ended December 31,
	2025	2024
Fixed lease payments	$69,804	$12,000
Variable lease payments(1)	7,366	1,338
Straight-line rent adjustment	7,326	940
Amortization of (above)- and below-market leases, net	717	388
Total rental revenue:	$85,213	$14,666

(1)
Consists of tenant reimbursements.

The following table presents the undiscounted future minimum rents the Company expects to receive from its net lease properties classified as operating leases as of December 31, 2025:

Year	Future Minimum Rents(1)
2026	$139,278
2027	144,860
2028	165,007
2029	169,320
2030	161,325
Thereafter	1,305,457
Total:	$2,085,247

(1)
Aggregate base rents of $478,196 related to executed leases that have not yet commenced are excluded.

Tenant Concentration

For the year ended December 31, 2025, the Company had two tenants from which the Company derived 10% or more of its revenue. For the year ended December 31, 2025, the Company recorded rental revenues of $17,619 and $9,861 from these two tenants, which represented 21% and 12% of its revenue, respectively.

12. Equity

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

The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees and gross distributions, as well as different management fees and performance participation allocations. Refer to “Note 10. Related Party Transactions” for more information.

The below table details shares issued and outstanding for the classes of common shares outstanding as of December 31, 2025 and 2024:

Share Class	December 31, 2025	December 31, 2024
Class S common shares, $0.01 par value per share	11,271,609	2,540,134
Class F-S common shares, $0.01 par value per share	18,363,286	18,504,342
Class I common shares, $0.01 par value per share	7,043,621	1,060,070
Class F-I common shares, $0.01 par value per share	10,741,516	9,723,315
Class E common shares, $0.01 par value per share	4,711,151	2,878,124
Total:	52,131,183	34,705,985

The table below details activity related to the Company's outstanding common share classes for the year ended December 31, 2025:

	For the Year Ended December 31, 2025
	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E	Total
December 31, 2024	2,540,134	18,504,342	1,060,070	—	9,723,315	—	2,878,124	34,705,985
Common shares issued	8,527,023	—	4,385,402	1,506,262	795,368	21,027	1,718,390	16,953,472
Dividend reinvested	227,486	621,145	97,213	18,520	237,936	50,815	179,167	1,432,282
Common shares repurchased	(20,385)	(762,201)	(3,734)	—	(111,522)	—	(64,531)	(962,373)
Share class transfer	(2,649)	—	1,504,670	(1,524,782)	96,419	(71,842)	1	1,817
December 31, 2025	11,271,609	18,363,286	7,043,621	—	10,741,516	—	4,711,151	52,131,183

During the three months ended June 30, 2025, 2,616,731 Class F-I shares and 149,124 Class I shares were exchanged for an equivalent number of Class F-IO shares and Class IO shares, respectively.

As of the close of business on December 31, 2025, 2,688,573 Class F-IO shares and 1,673,906 Class IO shares were exchanged for 2,688,586 Class F-I shares and 1,675,813 Class I shares, respectively, based on the respective NAV per share of such classes as of November 30, 2025.

The table below details activity related to the Company's outstanding Class S shares, Class F-S shares, Class I shares, Class F-I shares and Class E shares for the year ended December 31, 2024:

	For the Year Ended December 31, 2024
	Class S	Class F-S	Class I	Class F-I	Class E	Total
December 31, 2023	—	—	—	—	—	—
Common shares issued	2,527,295	18,239,258	1,055,765	9,619,759	2,837,783	34,279,860
Dividend reinvested	12,839	278,680	4,305	106,056	61,040	462,920
Common shares repurchased	—	(13,596)	—	(2,500)	(20,699)	(36,795)
December 31, 2024	2,540,134	18,504,342	1,060,070	9,723,315	2,878,124	34,705,985

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

During the year ended December 31, 2025, the aggregate proceeds used by the Company to repurchase shares were $408 for Class S shares, $15,547 for Class F-S shares, $2,285 for Class F-I shares, $76 for Class I shares and $1,310 for Class E shares.

During the year ended December 31, 2024, the aggregate proceeds used by the Company to repurchase shares were $269 for Class F-S shares, $49 for Class F-I shares and $408 for Class E shares.

Distributions

The table below details the Company's distribution per share for the Company's common share classes for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025			2024
	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share
Class S	$1.2845	$(0.1727)	$1.1118	$0.4693	$(0.0711)	$0.3982
Class F-S	$1.2961	$(0.1727)	$1.1234	$0.8111	$(0.1279)	$0.6832
Class I	$1.2845	$-	$1.2845	$0.4693	$-	$0.4693
Class IO	$0.8660	$-	$0.8660	$-	$-	$-
Class F-I	$1.2961	$-	$1.2961	$0.8111	$-	$0.8111
Class F-IO	$0.8660	$-	$0.8660	$-	$-	$-
Class E	$1.3233	$-	$1.3233	$0.8111	$-	$0.8111

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

For the years ended December 31, 2025 and 2024, the Company recognized $79 and $59, respectively, of compensation expense related to these grants recorded in general and administrative expense in the consolidated statements of operations.

13. Fair Value of Financial Instruments

As of December 31, 2025 and 2024, all financial instruments and liabilities were reflected in our consolidated balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	December 31, 2025		December 31, 2024
	Estimated fair value	Carrying value	Estimated fair value	Carrying value
Investment in real estate debt, net	$75,969	$74,921	$75,660	$74,217
Secured debt, net	(1,119,471)	(1,104,656)	(108,342)	(108,359)

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

15. Commitments and Contingencies

As of December 31, 2025 and 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of December 31, 2025 and 2024, the Company had $0 and $7,226, respectively, of unfunded commitments related to its investment in an unconsolidated joint venture.

As of December 31, 2025, the Company had $43,865 of unfunded commitments related to build-to-suit arrangements. Refer to “Note 6. Real Estate Under Development” for additional information.

The timing and amounts of fundings are uncertain as these commitments relate to construction costs and expenditures, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investment in an unconsolidated joint venture.

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

17. Subsequent Events

Unregistered Sales of Equity Securities

The following table details the shares issued subsequent to the end of the period through the date of this report:

Title of Securities	Number of Shares Sold	Aggregate Consideration(1)
Class S common shares	3,673,440	$75,901
Class I common shares	1,965,477	40,294
Class F-I common shares	38,933	800
Class E common shares	1,347,988	27,714
Total:	7,025,838	$144,709

(1)
Class S common shares include aggregate upfront selling commissions of $602.

Amendment to Operating Partnership Agreement

On March 5, 2026, the Company, on behalf of itself as the general partner and on behalf of the limited partnership thereto, entered into the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership. The Third Amended and Restated Limited Partnership Agreement of the Operating Partnership amends the prior version of the agreement to make certain clarifying updates to the redemption rights included therein.

Amendment to Declaration of Trust

On March 5, 2026, the Company adopted the Third Amended and Restated Declaration of Trust, pursuant to which the Company made certain changes related to the distribution of the Company's common shares in Japan.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Market	Number of Properties	Encumbrances	Land and Land Improvements	Buildings	Land and Land Improvements	Buildings	Land and Land Improvements	Buildings	Total	Accumulated Depreciation	Year Acquired
Industrial Properties
	Los Angeles, CA	1	$116,267	$126,934	$60,355	$—	$—	$126,934	$60,355	$187,289	$(343)	2025
	New York City / New Jersey	1	81,659	28,777	92,400	—	—	28,777	92,400	121,177	(2,026)	2025
	Los Angeles, CA	1	73,389	20,066	92,791	—	—	20,066	92,791	112,857	(1,994)	2025
	Chicago, IL	1	66,000	6,960	95,747	—	—	6,960	95,747	102,707	(548)	2025
	Fremont, CA	1	—	26,189	62,975	—	—	26,189	62,975	89,164	-	2025
	New York, NY	1	56,300	40,319	46,945	—	—	40,319	46,945	87,264	(209)	2025
	Atlanta, GA	1	45,000	6,446	70,247	—	—	6,446	70,247	76,693	(1,397)	2025
	Washington, D.C.	1	50,722	13,218	59,231	—	296	13,218	59,527	72,745	(2,058)	2025
	Inland Empire, CA	1	55,200	56,593	12,909	—	—	56,593	12,909	69,502	(213)	2025
	St. Louis, MO	1	45,705	5,378	55,096	—	—	5,378	55,096	60,474	(2,574)	2024
	Boston, MA	1	35,123	3,334	52,702	—	—	3,334	52,702	56,036	(3,435)	2024
	Kansas City, KS	1	37,545	3,736	50,123	—	—	3,736	50,123	53,859	(2,151)	2024
	Kansas City, MO	1	29,400	1,327	38,258	—	—	1,327	38,258	39,585	(1,914)	2024
	Nashville, TN	1	—	4,138	32,565	—	—	4,138	32,565	36,703	-	2025
	Boston, MA	1	24,843	6,926	29,335	—	—	6,926	29,335	36,261	(2,061)	2024
	Seattle, WA	1	21,900	17,774	17,572	—	—	17,774	17,572	35,346	(78)	2025
	Fremont, CA	1	30,600	7,811	27,439	—	—	7,811	27,439	35,250	(205)	2025
	Dallas, TX	1	22,824	11,633	23,332	—	—	11,633	23,332	34,965	(644)	2025
	Norfolk, VA	1	21,468	3,536	29,702	—	—	3,536	29,702	33,238	(285)	2025
	Bedford, IN	1	28,000	2,132	30,819	—	—	2,132	30,819	32,951	(1,910)	2024
	Bluffton, IN	1	21,687	5,700	19,880	—	4,754	5,700	24,634	30,334	(829)	2024
	Detroit, MI	1	21,000	2,075	26,054	—	—	2,075	26,054	28,129	(1,111)	2024
	Columbus, OH	1	13,800	1,988	19,032	—	—	1,988	19,032	21,020	(231)	2025
	Cleveland, OH	1	13,300	966	19,244	—	—	966	19,244	20,210	(585)	2024
	Norfolk, VA	1	17,500	5,431	14,436	—	25	5,431	14,461	19,892	(1,138)	2024
	Chicago, IL	1	12,128	858	17,116	—	—	858	17,116	17,974	(438)	2025
	Allentown, PA	1	10,841	1,074	16,909	—	—	1,074	16,909	17,983	(557)	2025
	Charlotte, NC	1	10,350	2,306	11,781	—	31	2,306	11,812	14,118	(853)	2024

	Mount Pleasant, WI	1	9,184	1,418	10,401	—	—	1,418	10,401	11,819	(326)	2025
	Hartford, CT	1	7,039	2,085	8,014	—	—	2,085	8,014	10,099	(385)	2024
	Midland, TX	1	—	1,244	6,881	—	41	1,244	6,922	8,166	(33)	2025
	Panama City, FL	1	4,971	1,035	6,009	—	—	1,035	6,009	7,044	(203)	2024
	Canton, OH	1	4,928	847	4,919	—	—	847	4,919	5,766	(177)	2024
Total Industrial Properties:		33	$988,673	$420,254	$1,161,219	$—	$5,147	$420,254	$1,166,366	$1,586,620	$(30,911)
Retail Property
	Triadelphia, WV	1	$26,870	$18,540	$14,940	$—	$—	$18,540	$14,940	$33,480	$(53)	2025
	Dallas, TX	1	—	3,820	18,515	—	—	3,820	18,515	22,335	(56)	2025
	Phoenix, AZ	1	15,751	6,887	14,288	—	—	6,887	14,288	21,175	(656)	2024
	Phoenix, AZ	1	—	2,312	17,239	—	—	2,312	17,239	19,551	(58)	2025

Total Retail Properties:		4	$42,621	$31,559	$64,982	$—	$—	$31,559	$64,982	$96,541	$(823)
Healthcare Property
	New York, NY	1	$33,600	$15,336	$27,215	$—	$—	$15,336	$27,215	$42,551	$(57)	2025

Portfolio Total		38	$1,064,894	$467,149	$1,253,416	$—	$5,147	$467,149	$1,258,563	$1,725,712	$(31,791)

The aggregate cost basis of our investments in real estate as of December 31, 2025 for U.S. federal income tax purposes was approximately $1,966,391 (unaudited).

	December 31, 2025	December 31, 2024
Real Estate:
Balance at the beginning of the period:	$431,147	$—
Additions during the period:
Land and land improvements	416,984	50,165
Building and site improvements	877,581	380,982
Balance at the end of the period:	$1,725,712	$431,147
Accumulated Depreciation:
Balance at the beginning of the period:	$(4,855)	$—
Depreciation expense	(26,936)	(4,855)
Balance at the end of the period:	$(31,791)	$(4,855)

Schedule IV — Mortgage Loans on Real Estate As of December 31, 2025

Description	Property Type	Location	Contractual Interest Rate	Maturity Date (1)	Periodic Payment	Principal Balance (2)	Carrying Value (3)(4)
Commercial mortgage loans individually >3%
Loan A	Healthcare	Naples, FL	SOFR + 4.15%	1/1/2030	Interest Only	$75,969	$74,921

Reconciliation of Carrying Value of Loans:	December 31, 2025	December 31, 2024
Balance at the beginning of the year:	$74,217	$—
Loan fundings	309	75,660
Deferred fees	249	(748)
Decrease (Increase) in current expected credit loss allowance	146	(695)
Balance at the end of the year:	$74,921	$74,217

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

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Principal Executive Officer and Principal Financial and Accounting Officer, as well as its Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

(i)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2025.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 2, 2026, John Calace, the Chief Accounting Officer and Treasurer of the Company, informed the Company of his intention to resign. Mr. Calace will remain as Chief Accounting Officer and Treasurer of the Company through March 31, 2026. The decision of Mr. Calace to leave the Company was not the result of any dispute or disagreement with the Company or the Adviser on any matter relating to the operations, policies or practices of the Company, the Adviser, or their affiliates.

On March 5, 2026, the Company, on behalf of itself as the general partner and on behalf of the limited partners thereto, entered into that Third Amended and Restated Limited Partnership Agreement (the “Amended Operating Partnership Agreement”) of the Operating Partnership. The Amended Operating Partnership Agreement amends and restates the prior version of the agreement to make certain clarifying updates to the redemption rights included therein.

On March 5, 2026, the Company adopted the Third Amended and Restated Declaration of Trust, pursuant to which the Company made certain changes related to the distribution of the Company's common shares in Japan.

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

Board of Trustees and Executive Officers

Information regarding the board of trustees and executive officers are set forth below:

Name	Age	Position	Position Held Since
Lauren Hochfelder	48	Executive Chairperson and Trustee	2023
Douglas Armer	51	Chief Financial Officer and Head of Capital Markets	2023
Henry D'Alessandro	62	Head of Credit	2023
David Gross	41	Head of Acquisitions	2023
Christian Wenzel	48	Chief Legal Officer and Secretary	2023
John Calace	35	Chief Accounting Officer and Treasurer	2024
Craig R. Callen	70	Independent Trustee	2024
Kathleen Barthmaier	44	Independent Trustee	2024
Lawrence Schloss	71	Independent Trustee	2024

A majority of our entire board of trustees may change the number of trustees from time to time, provided that the total number is not less than 1 nor more than 15, unless our Bylaws are amended. Our Declaration of Trust provides that a majority of our trustees must be independent trustees, except for a period of up to 60 days after the death, removal or resignation of an independent trustee pending the election of a successor independent trustee. Our Declaration of Trust defines “independent trustee” as a trustee who (a) is not currently, and has not within the prior two years been, an officer, director or employee of Morgan Stanley or any of its affiliates (as defined under the BHCA and its implementing regulations), (b) was not nominated or proposed to be a trustee by Morgan Stanley or any of its affiliates (as defined under the BHCA and its implementing regulations), (c) is not an officer or employee of the Company or any subsidiary of the Company, (d) our board of trustees affirmatively determines has no material relationship with the Company and (e) otherwise satisfies the trustee independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time. Our board of trustees determined that each of Messrs. Callen and Schloss and Ms. Barthmaier are “independent trustees,” giving us a majority independent board of trustees.

For so long as Morgan Stanley or its affiliate acts as investment advisor to us, Morgan Stanley shall have the right to designate one trustee for election to our board of trustees. Furthermore, our board of trustees is required to consult with Morgan Stanley in connection with filling of any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal for cause by shareholders in accordance with our Declaration of Trust).

Each trustee serves for a term of one year and until his or her successor is duly elected and qualifies or until his or her earlier resignation, removal, death or adjudication of legal incompetence. Although the number of trustees may be increased or decreased, a decrease may not shorten the term of any incumbent trustee. Any trustee may resign at any time or may be removed only for cause by the shareholders upon the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of trustees. In addition, any trustee may be removed, at any time, but only for “cause” by written instrument, signed by a majority of the trustees, specifying the date when such removal shall become effective. A vacancy on our board of trustees resulting from any cause other than removal for cause by our shareholders, may be filled only by a vote of a majority of the remaining trustees; provided, that if the trustee that ceases to serve as a trustee is an independent trustee, then the successor to such trustee shall be an independent trustee and shall be elected by a majority of the remaining independent trustees. A vacancy on our board of trustees resulting from removal by the shareholders may be filled only by the shareholders. “Cause” is defined in our Declaration of Trust as conviction of a felony or a final judgment of a court of competent jurisdiction holding that such trustee caused demonstrable, material harm to the Company through bad faith or active and deliberate dishonesty.

Our board of trustees generally meets quarterly or more frequently if necessary. Our trustees are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as trustees, our trustees will rely heavily on the Adviser and on information provided by the Adviser. As part of our trustees’ duties, our board of trustees supervises the relationship between us and the Adviser. Our board of trustees is empowered to approve the payment of compensation to trustees for services rendered to us.

Our board of trustees adopted policies on investments and borrowings, the general terms of which are set forth in this Annual Report on Form 10-K. Our board of trustees may revise these policies or establish further policies on investments and borrowings and will monitor our administrative procedures, investment operations and performance. Our board of trustees, including a majority of our independent trustees, reviews our investment policies with sufficient frequency, and at least annually, to determine that they are in our best interest.

Biographical Information

Trustees

Our trustees have been divided into two groups—Independent Trustees and Non-Independent Trustee.

Non-Independent Trustee

Lauren Hochfelder has served as a member of our Board of Trustees since March 2024. Ms. Hochfelder is a Managing Director of Morgan Stanley, Executive Chairperson and Trustee of the Company and Head of Global Real Assets, which manages over $75 billion of investable capital. As Head of Real Assets, Lauren oversees Private Real Estate (Morgan Stanley Real Estate Investing (“MSREI”)), Private Infrastructure and two Private Real Assets Credit businesses (Mesa West Capital and European Secured Credit). Prior to her role as Head of Global Real Assets, Lauren jointly ran and held various leadership roles in Private Real Estate, including Co-Head of MSREI from early 2022 through 2025, Head of MSREI Americas from 2016 through 2025, Deputy Chief Investment Officer of MSREI from 2019 to 2022 and Co-Head of U.S. Acquisitions from 2012 to 2016. Lauren joined MSREI in 2000 and has over 25 years of global investing experience across the full range of asset classes and risk/return spectrum. Lauren is a member of Morgan Stanley Investment Management’s Operating Committee and the Global Asset Allocation Committee. She has over 23 years of investing experience. Ms. Hochfelder graduated magna cum laude and with distinction from Yale University with a B.A. in Ethics, Politics & Economics.

Ms. Hochfelder is valuable member of our board of trustees on account of her vast real estate experience and her leadership within Morgan Stanley and MSREI.

Independent Trustees

Craig R. Callen has served as a member of our Board of Trustees since March 2024. Mr. Callen has served on the board of directors of Omega Healthcare Investors, Inc. (NYSE:OHI) since 2013 and currently serves as Chairman of the Board of Directors of OHI and its Investment Committee and is a member of its Nominating & Governance and Audit Committees. Previously, Mr. Callen served as a director on the board of directors of HMS Holdings Inc. (NASDAQ:HMSY) until its sale in April 2021, where he was Chair of the Compensation Committee and the M&A Committee and sat on the Nominating & Governance Committee. Mr. Callen also previously served as a director on the board of directors of Symbion, Inc., a Crestview Partners portfolio company, where he was a Senior Advisor from 2009 until 2016. Crestview is a Private Equity firm with over $10 billion under management. In addition, Mr. Callen served as a director on the boards of Kinetic Concepts, Inc. (NYSE:KCI) and Sunrise Senior Living (NYSE:SRZ).

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

Douglas Armer has served as our Chief Financial Officer and Head of Capital Markets since November 2023. Mr. Armer is a Managing Director of Morgan Stanley, and Chief Financial Officer and Head of Capital Markets of the Company. Mr. Armer is a senior member of MSREI based in New York where he is responsible for capital markets and finance activities on the platform in the United States. Prior to joining Morgan Stanley in 2023, Mr. Armer was an Executive Vice President and Head of Capital Markets at Blackstone Mortgage Trust, Inc. as well as a Managing Director at Blackstone sitting on the Blackstone Real Estate Debt Strategies group investment committee and involved with capital markets management at Blackstone Real Estate Income Trust, Inc. (BREIT). Before joining Blackstone in 2012, Mr. Armer was a Managing Director at Capital Trust, Inc. where he handled Capital Trust’s capital markets and finance activities as well as regulatory matters. Prior to joining Capital Trust, Inc. in 2004, Mr. Armer was responsible for developing the India-based capital markets group of Global Realty Outsourcing. Previously Mr. Armer held positions in investment banking at Gerard Klauer Mattison and at PaineWebber Commercial Real Estate Securities. Mr. Armer holds a B.A. in Political Science, magna cum laude, from the University of Rochester, where he was inducted into the Phi Beta Kappa honor society. He is currently a trustee of Grace Church School in New York.

Henry (“Hank”) D’Alessandro has served as our Head of Credit since November 2023. Hank is a Managing Director of Morgan Stanley and Head of Credit of the Company. Hank is the Chief Investment Officer of the North Haven Credit Partners II, North Haven Credit Partners III and North Haven Senior Loan Fund. Hank serves as a Senior Advisor to North Haven Credit Partners IV. Hank is the Vice Chairman of Morgan Stanley's North America Private Credit team, a member of Morgan Stanley’s Private Credit and Equity Executive Committee, Conflicts of Interest and Franchise Committee and the Investment Management Investment Risk Working Group. Hank is a member of the North Haven Secured Private Credit Fund Investment Committee and the North Haven Tactical Value Investment Committee. He is based in New York. Hank joined Morgan Stanley in 1997 and most recently was Vice Chairman of North American Leveraged Acquisition Finance and Head of U.S. Financial Sponsor Leveraged Finance. He has more than 30 years of private credit investing and leveraged finance experience. Prior to joining Morgan Stanley, he was a Vice President at Chase Securities Inc. and an Audit Manager at KPMG Peat Marwick. Hank holds a B.S., Magna Cum Laude, from Seton Hall University and an MBA from Cornell University. He is Chairman of Seton Hall University’s Board of Regents and a member of its Board of Trustees. Hank is on the Board of Directors of Strata Worldwide and the New York Men’s Leadership Forum.

David Gross has served as our Head of Acquisitions since November 2023. Mr. Gross is a Managing Director of Morgan Stanley and Head of Acquisitions of the Company. Mr. Gross is a senior investment professional of MSREI based in New York focused primarily on new investment activity across real estate sectors and strategies and on managing existing investments. Mr. Gross has led over $3 billion of real estate investments for MSREI across all major property types, including net lease, industrial, healthcare, and residential. Prior to joining Morgan Stanley in 2016, Mr. Gross worked at Lazard in its real estate investment banking division where he advised public and private real estate companies and REITs on a range of strategic alternatives, including M&A, leveraged buyouts, asset dispositions and sale-leaseback transactions. Prior to Lazard, Mr. Gross worked as an attorney at Simpson Thacher & Bartlett LLP where he represented institutional investors and private equity sponsors in complex commercial real estate acquisitions, developments, joint ventures and financings. Mr. Gross graduated with a J.D. from Harvard Law School and a B.A., summa cum laude, in Economics from New York University.

Christian Wenzel has served as our Chief Legal Officer since November 2024 and Secretary since November 2023. Mr. Wenzel is an Executive Director in the Legal and Compliance Division within Morgan Stanley and Secretary of the Company. He joined Morgan Stanley in 2015 and is America's Head of Legal for MSIM's Private Credit & Equity and Real Assets businesses. Immediately prior to joining Morgan Stanley, Mr. Wenzel was an Executive Director in the Legal and Compliance Division of Citi Private Bank. Prior to that, he was an Associate within the Investment Management Group of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Wenzel received a J.D. from Vanderbilt University Law School where he was a Managing Editor of the Vanderbilt Law Review, and a dual B.A., summa cum laude, in Economics and Political Science from the University of New Hampshire. He is a member of the bar of the State of New York.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Insider Trading Policy”) governing the purchase, sale, and other dispositions of our securities by trustees, officers, and employees, if any, which we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws and rules and regulations. We have also implemented processes for our own purchases, sales and/or other dispositions of our securities. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Committees

Our board of trustees is responsible for supervising our business. However, pursuant to our Declaration of Trust and Bylaws, our board of trustees may delegate some of its powers to one or more committees as deemed appropriate by our board of trustees, provided that each committee consists of at least a majority of independent trustees.

The board of trustees currently has one committee, the audit committee (the “Audit Committee”), but may form additional committees in the future.

Audit Committee

The Audit Committee is comprised of our three independent trustees. Mr. Callan, an independent trustee, serves as the chairperson of the Audit Committee. Our board of trustees has determined that Mr. Callen is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The charter sets forth the responsibilities of the Audit Committee, which include oversight of the following:

•
our accounting and financial reporting processes;
•
the integrity and audits of our financial statements;
•
our compliance with legal and regulatory requirements;
•
the qualifications and independence of our independent auditors; and
•
the performance of our internal and independent auditors.

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

Outstanding Equity Awards as of December 31, 2025

There were no outstanding equity awards of the Company held by our named executive officers as of December 31, 2025.

Compensation of Independent Trustees

We compensate each of our non-employee trustees who are not affiliated with Morgan Stanley with an annual retainer of $100,000, consisting of $75,000 cash and a $25,000 grant of restricted shares. Additionally, the Chairman of the Audit Committee will receive an additional retainer of $15,000, consisting of $11,250 cash and a $3,750 grant of restricted shares. The annual grant of restricted shares will be based on the then-current per share transaction price of our Class E shares at the time of grant and vest one year from the date of grant. We do not pay our trustees additional fees for attending board meetings, but we reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our trustees who are affiliated with Morgan Stanley will not receive additional compensation for serving on the board of trustees or committees thereof.

The following table sets forth the compensation earned by or paid to our trustees for the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Lauren Hochfelder	$—	$—	$—
Craig R. Callen	$86,250	$28,750	$115,000
Kathleen Barthmaier	$75,000	$25,000	$100,000
Lawrence Schloss	$75,000	$25,000	$100,000

(1) Represents the aggregate grant date fair value of awards of restricted Class E shares granted during the year ended December 31, 2025 and calculated under the Financial Accounting Standard Board’s Accounting Codification Topic 718 without taking into account estimated forfeitures. The number of shares awarded to each of our independent trustees as part of the annual retainer was 1,234, which was determined by dividing $25,000 by the then-current NAV of our Class E shares at the time of grant in April 2025; the number of shares awarded to Mr. Callen as part of the retainer for his capacity as Chairman of the Audit Committee was 185, which was determined by dividing $3,750 by the then-current NAV of our Class E shares at the time of grant in April 2025. Such shares will vest in April 2026.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain ownership information with respect to our shares for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding shares, each of our trustees and officers and all officers and trustees as a group, as of March 5, 2026. Percent of beneficial ownership is based on 60,769,487 shares outstanding as of March 5, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 1585 Broadway, 33rd Floor, New York, NY.

Name	Number of Shares Beneficially Owned	Percentage
Lauren Hochfelder	27,503	*
Douglas Armer	25,000	*
Henry D'Alessandro	40,127	*
David Gross	12,291	*
Christian Wenzel	—	—
John Calace	—	—
Craig R. Callen	8,501	*
Kathleen Barthmaier	2,631	*
Lawrence Schloss	2,631	*
All current executive officers and trustees as a group (9 persons)	118,684	*

* Represents less than 1%

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

Advisory Agreement

Pursuant to the terms of the Advisory Agreement, the Adviser, including through its relationships with MSREI and Mesa West, is responsible for, among other things:

•
serving as an adviser to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership’s investments, financing activities and operations;
•
sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of trustees;
•
with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
•
providing us with portfolio management and other related services;
•
serving as our adviser with respect to decisions regarding any of our financings, hedging activities or borrowings; and
•
engaging and supervising, on our and the Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.

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

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, we pay the Adviser a management fee of 1.25% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum payable monthly. We will pay the Adviser a management fee equal to 0.5% of NAV for Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares per annum payable monthly. Additionally, to the extent that our Operating Partnership issues Operating Partnership units to parties other than us, our Operating Partnership pays the Adviser a management fee equal to (1) 1.25% of the NAV of the Operating Partnership attributable to Class T units, Class S units, Class D units and Class I units not held by us, plus (2) 0.5% of NAV of the Operating Partnership attributable to Class F-T units, Class F-S units, Class F-D units and Class F-I units not held by us, in each case per annum payable monthly. Notwithstanding the foregoing, we will not pay the Adviser a management fee on Class E shares or Class E units. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation allocation, shareholder servicing fees or distributions payable on our shares.

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

The Adviser agreed to waive the management fee through April 1, 2025, which was the date that is 12 months following the initial closing of the Offering and further waived the management fee through December 31, 2025.

Performance Participation Allocation

So long as the Advisory Agreement has not been terminated, the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return with respect to Class T units, Class S units, Class D units, Class I units, Class F-T units, Class F-S units, Class F-D units and Class F-I units, subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (as defined below). The Special Limited Partner waived distributions with respect to its performance participation interest through April 1, 2025, which was the date that is 12 months following the initial closing of the Offering and the Special Limited Partner further waived distributions with respect to its performance participation allocation through December 31, 2025. Under the Operating Partnership Agreement, the performance participation interest will not be paid on Class E units, and as a result, it is a class-specific expense.

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

Specifically, the Special Limited Partner will be allocated a performance participation in an amount equal to:

•
First, if the Total Return with respect to Class T units, Class S units, Class D units, Class I units, Class F-T units, Class F-S units, Class F-D units and Class F-I units for the applicable period exceeds the sum, with respect to such relevant class of Operating Partnership units, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Special Limited Partner equals 12.5% of the sum of (x) the Hurdle Amount with respect to such class of Operating Partnership units for that period and (y) any amount allocated to the Special Limited Partner with respect to such class of Operating Partnership units pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•
Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

“Total Return” with respect to any Operating Partnership units for any period since the end of the prior calendar year shall equal the sum of:

(i)
all distributions accrued or paid (without duplication) on such Operating Partnership units, plus

(ii)
the change in aggregate NAV of such units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Operating Partnership units, (y) any allocation/accrual to the performance participation interest and (z) applicable shareholder servicing fee expenses (including any payments made to us for payment of such expenses) allocable to such Operating Partnership units.

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

The measurement of the foregoing net assets change is also subject to adjustment by our board of trustees to account for any unit dividend, unit split, recapitalization or any other similar change in the Operating Partnership’s capital structure or any distributions made after the commencement of the Offering that our board of trustees deems to be a return of capital (if such changes are not already reflected in the Operating Partnership’s net assets).

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

The Special Limited Partner waived distributions with respect to its performance participation interest through April 1, 2025 and further waived distributions with respect to the performance participation allocation payable through December 31, 2025.

Organizational and Offering Costs

The Adviser advanced all of the Company’s organization and offering expenses on its behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals, but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) through April 1, 2025, which was the date that is 12 months following the initial closing of the Offering. The Company began reimbursing the Adviser for all such advanced expenses ratably over the 60 months following April 1, 2025. Such reimbursement may be paid, at the Adviser’s election, in cash, Class E shares or Class E units, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in our common shares or Operating Partnership units, we may repurchase such common shares or units from the Adviser at a later date. Such shares and Operating Partnership units that are subsequently converted to our common shares that the Adviser receives in lieu of cash will not be subject to the repurchase terms or limits applicable to the Morgan Stanley Equity Investment or our share repurchase plan or any Early Repurchase Deduction. Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by the Adviser without reimbursement from us.

The Adviser incurred $2,315 of organization and offering costs on our behalf, $349 of which has been reimbursed as of December 31, 2025.

Acquisition Expense Reimbursement

We do not pay the Adviser any acquisition, financing (except interest payments to the lender in cases where the lender is an affiliate of the Adviser) or other similar fees in connection with making investments. We will, however, reimburse the Adviser for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related assets, whether or not such investments are acquired, and make payments to third parties or certain of the Adviser’s affiliates in connection with making investments as described in “—Fees from Other Services of the Adviser” below.

Operating Expense Reimbursement

In addition to the organization and offering expense and acquisition expense reimbursements described above, we reimburse the Adviser for out-of-pocket costs and expenses it incurs in connection with the services it provides to us, including, but not limited to, (1) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person and (3) expenses related to the personnel of the Adviser performing services for us other than those who provide investment advisory services or serve as our trustees or officers. The Adviser advanced on our behalf certain of our operating expenses, excluding certain investment-related expenses and financing expenses through April 1, 2025 (which was the date that is 12 months following the initial closing of the Offering). We began reimbursing the Adviser for all such advanced expenses ratably over the 60 months following April 1, 2025.

The Adviser advanced $5,147 of operating expenses on our behalf, $776 of which has been reimbursed as of December 31, 2025.

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

For the years ended December 31, 2025 and 2024, the Company did not incur any expenses or make any payments for other services to affiliates of the Adviser.

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

In addition, we pay the Dealer Manager selling commissions over time as shareholder servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:

•
with respect to our outstanding Class T shares and Class F-T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares and Class F-T shares, respectively, consisting of an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV of our outstanding Class T shares and Class F-T shares, respectively; however, with respect to Class T shares and Class F-T shares sold through certain participating broker-dealers, the investment professional shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares;
•
with respect to our outstanding Class S shares and Class F-S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares and Class F-S shares, respectively; and
•
with respect to our outstanding Class D shares and Class F-D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares and Class F-D shares, respectively.

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

For the year ended December 31, 2025 and 2024, we paid $3,997 and $1,783, respectively, in ongoing servicing fees to the Dealer Manager.

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

Subject to certain exceptions, at any time where common shares and Operating Partnership units owned by Morgan Stanley, together with any such shares and units owned by its affiliates, were to represent 25% or more of the Company’s total equity, including all of the common shares and Operating Partnership units (other than those held by the Company) (such percentage referred to herein as the “Morgan Stanley Interest”), the Company will, or will cause the Operating Partnership to, automatically and without further action by Morgan Stanley or its affiliate, repurchase or redeem, as applicable, an amount of common shares or Operating Partnership units from Morgan Stanley and/or its affiliates as may be necessary to cause the Morgan Stanley Interest to remain equal to or less than 24.99%. As of December 31, 2025, Class E shares held by MSREI Holding and Class E units held by the Special Limited Partner pursuant to the Morgan Stanley Equity Investment are classified in mezzanine equity because the Company is required to repurchase or redeem, as applicable, these Class E shares / units upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed above).

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

Further, Other Morgan Stanley Accounts outside of MSREI but within one or more other divisions of Morgan Stanley (including MSIM) have or will have active investment programs that are focused on real estate investing and/or debt investing or otherwise may make real estate investments. In addition, certain institutional and retail private equity vehicles as well as other pooled vehicles and separate accounts within MSIM’s Alternative Investment Partners business that may also invest in core and core-plus real estate under certain circumstances. Both of these businesses remain outside of MSREI and to the extent they source real estate opportunities, they would not be subject to the Allocation Policy described above, though they remain subject to Morgan Stanley’s internal conflicts process. In addition, certain Other Morgan Stanley Accounts within MSIM may make real estate investments even if real estate investing is not a central, or even significant, aspect of their investment strategies. For instance, the MSIM advises North Haven Tactical Value investment program, a series of “opportunistic” private equity funds that seek to invest across asset classes, industries and/or geographies. Although the principal purpose of this and other such Other Morgan Stanley Accounts is to make non-real estate investments, such Other Morgan Stanley Accounts may nonetheless invest a substantial percentage of their respective assets in non-“opportunistic” real estate investment opportunities that would otherwise be appropriate for the Company.

In addition, in March 2018, MSIM completed the acquisition of Mesa West. Mesa West sponsors and manages private investment funds and separate accounts which pursue commercial real estate credit strategies and has over $9 billion of gross loan assets under management as of September 30, 2025. Mesa West engages in the origination of first mortgage loans on middle-market, value-added and transitional CRE assets throughout the United States. Mesa West operates as a separate business unit within MSIM’s Global Real Assets group, overseen by Lauren Hochfelder, Head of Global Real Assets. Mesa West has a separate investment team from the MSREI team responsible for the Company.

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

MSIM also currently sponsors the North Haven Secured Private Credit Fund (“NHSPCF”) as a separate business unit within MSIM’s Global Real Assets group, which primarily seeks to invest in credit and related instruments that are of investment grade quality secured by European real estate or infrastructure assets. Morgan Stanley may in the future sponsor, manage and/or advise one or more additional Other Morgan Stanley Accounts (as part of Mesa West, NHSPCF, or through other groups within Morgan Stanley) to pursue other real estate credit strategies (together with the Mesa West Clients and NHSPCF, the “RA Credit Vehicles”). The RA Credit Vehicles may pursue a variety of credit-related strategies including, for example, one or more investment funds, structured vehicles or other collective investment vehicles and accounts investing in distressed debt, subordinated debt, high-yield debt, senior mortgages, preferred equity, mezzanine debt or CMBS and other similar debt or debt-like instruments, and may target borrowers in the U.S., specific non-U.S. jurisdictions or globally. The RA Credit Vehicles may seek to originate loans and/or acquire performing or non-performing real estate debt on a secondary basis and such RA Credit Vehicles may pursue “opportunistic,” “core-plus” or “core” real estate credit strategies. Morgan Stanley may determine to grant such existing or new clients a “preference” or “exclusivity” with respect to certain investment opportunities for such Other Morgan Stanley Accounts notwithstanding the fact that such investment opportunities may be suitable for the Company. As a manager of both the Company and the RA Credit Vehicles, Morgan Stanley owes a fiduciary duty to the RA Credit Vehicles as well as to the Company and will encounter conflicts in the exercise of these duties. For example, if the RA Credit Vehicles were to purchase debt instruments from a real estate company owned by the Company (or if the Company makes or has an investment in or becomes a lender to a company in which any RA Credit Vehicle has a debt investment), Morgan Stanley will, in certain instances, face a conflict of interest in respect of the advice it gives to, or the decisions made with regard to, such RA Credit Vehicle and the Company (e.g., with respect to the terms of such debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). In addition, to the extent Morgan Stanley causes RA Credit Vehicles to provide debt financing to the Company or its portfolio entities, Morgan Stanley could have incentives to cause the Company or its portfolio entities to accept less favorable financing terms from such RA Credit Vehicle than it would from a third party. The same concerns apply when any of these RA Credit Vehicles, or any Other Morgan Stanley Accounts, invest in a more senior position in the capital structure of a portfolio entity than the Company, even if the form of the transaction is not a financing. In the case of a related party financing between the Company or its portfolio entities, on the one hand, and RA Credit Vehicles or their portfolio entities, on the other hand, Morgan Stanley could, but is not obligated to, rely on a third-party agent to confirm the terms offered by the counterparty are consistent with market terms, or Morgan Stanley could instead rely on its own internal analysis. If however any of Morgan Stanley, the Company, a RA Credit Vehicle or any of their portfolio entities delegates to a third party, such as another member of a financing syndicate, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arm’s-length basis, even though the participation of the Morgan Stanley related vehicle impacts the market terms. See also “—Morgan Stanley as Lender” below.

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

In addition, in March 2021, Morgan Stanley completed the acquisition of Eaton Vance, a leading provider of advanced investment strategies and wealth management solutions, with over $500 billion in assets under management. Among its investment products, Eaton Vance manages certain private funds that invest a portion of their assets in real property investments. Investment opportunities relevant to these funds could overlap with our investment objectives, and the foregoing may result in us participating in investment opportunities to a lesser extent than would otherwise be the case (or not at all).

Morgan Stanley may introduce new products or investment strategies that are adjacent to the Company’s investment strategy. As such, the Company may hold an interest in a portfolio entity that is different (including with respect to relative seniority) than the interests held by Other Morgan Stanley Accounts (and in certain circumstances Morgan Stanley may be unaware of an Other Morgan Stanley Account’s participation or the size of the Other Morgan Stanley Account’s investments, as a result of information walls or otherwise). In these situations, conflicts of interest will arise as Morgan Stanley will receive fees and other benefits, directly or indirectly, from, or otherwise have interests in, both parties to the transaction, including different financial incentives Morgan Stanley may have with respect to the parties to the transaction.

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

Item 14. Principal Accounting Fees and Services

Independent Auditors

During the year ended December 31, 2025, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

The following table sets forth the fees billed by Deloitte as of the date of this filing for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Audit fees	$725,000	$525,000
Audit-related fees	20,000	—
Tax fees	—	—
All other fees	—	1,895
Total:	$745,000	$526,895

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

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report:

1.
Financial Statements: The financial statements contained herein are set forth on pages 103 to 128 of this Annual Report on Form 10-K.
2.
Financial Statement Schedules: Refer to the Index to the Consolidated Financial Statements contained herein on page 103 of this Annual Report on Form 10-K. The information required by Schedule III and Schedule IV is included in the Notes to Consolidated Financial Statements.
3.
Exhibits:

Exhibit No.	Description

3.1	Certificate of Trust of the Company, dated February 6, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on November 11, 2023 and incorporated herein by reference)
3.2*	Third Amended and Restated Declaration of Trust of North Haven Net REIT, dated March 5, 2026

3.3	Bylaws of North Haven Net REIT, dated March 29, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
4.1

Amended and Restated Share Repurchase Plan, effective as of April 28, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference)

4.2

Amended and Restated Distribution Reinvestment Plan, effective as of April 28, 2025 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference)

4.3*	Description of Securities
10.1

Amended and Restated Advisory Agreement, dated April 28, 2025, by and among North Haven Net REIT, NH Net REIT Operating Partnership, LP and MSREF Real Estate Advisor, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference)

10.2*

Third Amended and Restated Limited Partnership Agreement of NH Net REIT Operating Partnership, LP, dated March 5, 2026, by and among North Haven Net REIT, as the general partner, Net REIT Special Limited Partner LP, and the other limited partners party thereto from time to time

10.3

Amended and Restated Dealer Manager Agreement, dated April 28, 2025, between North Haven Net REIT and Morgan Stanley Distribution, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference)

10.4

Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on January 11, 2024 and incorporated herein by reference)

10.5

Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on November 11, 2023 and incorporated herein by reference)

10.6

Subscription Agreement in connection with the Morgan Stanley Equity Investment, dated April 1, 2024, by and among North Haven Net REIT, NH Net REIT Operating Partnership, LP, and MSREI Holding, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

10.7

Subscription Agreement in connection with the Morgan Stanley Equity Investment, dated April 1, 2024, by and among North Haven Net REIT, NH Net REIT Operating Partnership, LP, and Net REIT Special Limited Partner LP (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

10.8	Independent Trustee Compensation Policy (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
10.9	Independent Trustee Restricted Common Share Plan (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
10.10	Form of Restricted Common Share Award Certificate (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 24, 2025 and incorporated herein by reference)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

Item 16. Form 10–K Summary

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Net REIT
Date: March 5, 2026	By:	/s/ Douglas Armer
Douglas Armer
Chief Financial Officer and Head of Capital Markets

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 5, 2026.

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