Form 10-Q
period 2026-03-31
North Haven Net REIT
filed 2026-05-11
CIK 1999784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the issuer had the following shares outstanding: 18,273,122 Class F-S shares, 11,675,121 Class F-I shares, 18,673,979 Class S shares, 10,482,663 Class I shares, and 8,250,666 Class E shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands, except for share and per share data)

	March 31, 2026	December 31, 2025
Assets
Investments in real estate, net	$1,683,423	$1,693,921
Investment in real estate debt, net(1)	75,018	74,921
Cash and cash equivalents	328,944	102,616
Restricted cash and restricted cash equivalents	68,370	32,229
Intangible assets, net	328,042	336,039
Real estate under development	124,442	100,991
Other assets	25,395	21,852
Total assets(2)	$2,633,634	$2,362,569
Liabilities
Secured debt, net	$1,193,273	$1,104,656
Tenant contributions related to real estate under development	81,584	71,434
Subscriptions received in advance	66,950	30,871
Intangible liabilities, net	65,899	67,359
Due to affiliates	58,805	49,455
Other liabilities	56,280	46,959
Total liabilities(2)	1,522,791	1,370,734
Commitments and contingencies (Note 16)	—	—
Redeemable common shares, par value Class E shares, $0.01 per share, 1,225,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (Note 9)	25,420	25,167
Redeemable non-controlling interests (Note 9)	519	514
Equity
Common shares, par value $0.01 per share, 59,385,429 and 52,131,183 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (Note 12)	594	521
Additional paid-in capital	1,139,688	997,431
Accumulated deficit and cumulative distributions	(67,514)	(44,141)
Equity	1,072,768	953,811
Non-controlling interests in third-party ventures	12,051	12,258
Non-controlling interest attributable to preferred shareholders	85	85
Total equity	1,084,904	966,154
Total liabilities and equity	$2,633,634	$2,362,569

(1)
Net of a current expected credit loss allowance of $549 as of March 31, 2026 and December 31, 2025.
(2)
The condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”), which can only be used to settle the obligations of the VIEs of $175,278 and $162,861 as of March 31, 2026 and December 31, 2025, respectively, and liabilities, which includes third-party liabilities, for which the creditors or beneficial interest holders do not have recourse against the Company of $129,322 and $118,654 as of March 31, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands, except for share and per share data)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Revenues
Rental revenue	$41,130	$12,997
Total revenues	$41,130	$12,997
Expenses
Rental property operating	$3,651	$1,617
Depreciation and amortization	18,173	6,656
Management fees	2,173	—
Performance participation allocation	4,068	—
General and administrative	1,670	1,074
Total expenses	$29,735	$9,347
Other income (expenses)
Income from investment in real estate debt	$1,554	$1,671
Other income	2,061	3,817
Interest expense	(17,975)	(3,511)
Total other income (expenses)	$(14,360)	$1,977
Net income (loss)	$(2,965)	$5,627
Net income (loss) attributable to non-controlling interests in Operating Partnership unit holders	$(1)	$4
Net income (loss) attributable to non-controlling interests in third-party ventures	$(5)	$1
Net income (loss) attributable to common shareholders	$(2,959)	$5,622
Net income (loss) per common share, basic and diluted (Note 14)	$(0.05)	$0.15
Weighted-average common shares outstanding, basic and diluted (Note 14)	57,900,901	38,623,450

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity	Non-controlling interests in third party ventures and attributable to preferred shareholders	Total Equity
December 31, 2025	52,131,183	$521	$997,431	$(44,141)	$953,811	$12,343	$966,154
Common shares issued	7,204,774	73	148,354	-	148,427	-	148,427
Common shares repurchased (Refer to Note 12 - Equity for gross per share)	(495,195)	(5)	(10,189)	-	(10,194)	-	(10,194)
Share class transfers	(11)	-	-	-	-	-	-
Amortization of restricted share grants	-	-	20	-	20	-	20
Offering costs	-	-	(6,863)	-	(6,863)	-	(6,863)
Distribution reinvestment	544,678	5	11,205	-	11,210	-	11,210
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(20,414)	(20,414)	-	(20,414)
Net loss ($1 allocated to redeemable non-controlling interests)	-	-	-	(2,959)	(2,959)	(5)	(2,964)
Distributions to non-controlling interests	-	-	-	-	-	(202)	(202)
Allocation to redeemable common shares	-	-	(252)	-	(252)	-	(252)
Allocation to redeemable non-controlling interests	-	-	(18)	-	(18)	-	(18)
March 31, 2026	59,385,429	$594	$1,139,688	$(67,514)	$1,072,768	$12,136	$1,084,904

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity	Non-controlling interests in third party ventures	Total Equity
December 31, 2024	34,705,985	$347	$659,755	$(9,305)	$650,797	$2,380	$653,177
Common shares issued	3,845,676	39	77,819	-	77,858	-	77,858
Common shares repurchased (Refer to Note 12 - Equity for gross per share)	(77,885)	(1)	(1,546)	-	(1,547)	-	(1,547)
Amortization of restricted share grants	-	-	20	-	20	-	20
Offering costs	-	-	(3,738)	-	(3,738)	-	(3,738)
Distribution reinvestment	281,795	3	5,696	-	5,699	-	5,699
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(10,763)	(10,763)	-	(10,763)
Net income ($4 allocated to redeemable non-controlling interests)	-	-	-	5,622	5,622	1	5,623
Distributions to non-controlling interests	-	-	-	-	-	(41)	(41)
Allocation to redeemable common shares	-	-	(86)	-	(86)	-	(86)
Allocation to redeemable non-controlling interests	-	-	(6)	-	(6)	-	(6)
March 31, 2025	38,755,571	$388	$737,914	$(14,446)	$723,856	$2,340	$726,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$(2,965)	$5,627
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Management fees	2,173	—
Performance participation allocation	4,068	—
Straight-line rent adjustment	(4,114)	(921)
Amortization of (above)- below-market lease, net	(378)	(357)
Depreciation and amortization	18,173	6,656
Amortization of discount on mortgage loans	126	196
Amortization of real estate debt origination fees	(62)	(61)
Amortization of deferred financing costs	670	88
Amortization of restricted share grants	20	20
Changes in assets and liabilities
Other assets	630	(1,515)
Other liabilities	3,325	1,932
Due to affiliates	(375)	1,045
Net cash provided by operating activities	$21,291	$12,710
Cash flows from investing activities:
Acquisition of real estate	$—	$(59,824)
Funding of real estate debt	(35)	(83)
Investment in unconsolidated joint venture	—	(2,113)
Capital improvements to real estate	(699)	(868)
Funding of deferred lease costs	(60)	—
Funding of construction	(23,072)	—
Change in earnest money and other deposits	—	250
Net cash used in investing activities	$(23,866)	$(62,638)
Cash flows from financing activities:
Proceeds from issuance of common shares	$116,158	$48,094
Subscriptions received in advance	66,950	28,601
Repurchase of common shares	(6,083)	(245)
Contributions from tenants	10,492	—
Payment of offering costs	(1,981)	(1,223)
Proceeds from mortgage loans	89,100	106,250
Payment of deferred financing costs	(643)	(1,304)
Change in earnest money deposit attributable to secured debt	70	(2,000)
Repayment of mortgage loans	(472)	(291)
Payment of distributions to common shareholders	(8,333)	(4,669)
Payment of distributions to operating partnership units	(12)	(8)
Payment of distributions to non-controlling interests	(202)	(41)
Net cash provided by financing activities	$265,044	$173,164
Net change in cash, cash equivalents and restricted cash and cash equivalents	$262,469	$123,236
Cash, cash equivalents and restricted cash at the beginning of the period	134,845	291,338
Cash, cash equivalents and restricted cash and restricted cash equivalents at the end of the period	$397,314	$414,574
Reconciliation of cash, cash equivalents and restricted cash and restricted cash equivalents to the consolidated balance sheet:
Cash and cash equivalents	$328,944	$385,240
Restricted cash and restricted cash equivalents	68,370	29,334
Total cash, cash equivalents and restricted cash and restricted cash equivalents	$397,314	$414,574

Supplemental disclosure:
Interest paid	$15,467	$2,528
Capital expenditures accrued, but not yet paid	$1,015	$—
Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans	$—	$51,000
Distribution reinvestment	$11,210	$5,696
Accrued distributions for common shareholders	$7,159	$3,720
Accrued distributions for redeemable non-controlling interests	$4	$3
Accrued shareholder servicing fees	$5,314	$3,444
Accrued offering costs	$—	$5
Issuance of redeemable Class E shares as payment for management fees	$1,398	$—
Accrued share repurchases	$10,194	$1,547
Allocation to redeemable common shares	$252	$86
Allocation to redeemable non-controlling interests	$18	$6

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

On January 11, 2024, the Company commenced a continuous, blind pool private offering (the “Offering”), pursuant to which it offers and sells to a limited number of investors an unlimited number of various classes of its common shares, including, but not limited to, common shares classified as Class S shares, Class I shares and Class E shares. The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees and gross distributions, as well as different management fees and performance participation allocations.

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

As of March 31, 2026, the Company owned 33 net lease investments in the industrial sector, four net lease investments in the retail sector, one net lease investment in the healthcare sector, two parcels of land under development pursuant to build-to-suit arrangements and one investment in real estate debt.

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

All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026.

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

As of March 31, 2026, the Company owned (i) a 95% interest in a joint venture, which is considered to be a VIE and (ii) a preferred equity interest in a joint venture, which is considered to be a VIE, both of which the Company consolidates because it is the primary beneficiary. Refer to “Note 6. Real Estate Under Development” for additional information.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of March 31, 2026 and December 31, 2025, the Company held $288,240 and $60,333, respectively, in cash equivalents. Income generated on our cash and cash equivalents is recorded in the period in which it is earned under other income in the condensed consolidated statements of operations.

Restricted Cash and Restricted Cash Equivalents

Restricted cash and restricted cash equivalents primarily consist of cash received for subscriptions prior to the date in which shareholders are admitted into the Company and, to a lesser extent, cash held in escrow for property taxes and capital expenditures by a third-party loan servicer. The Company’s restricted cash was $1,420 and $32,229 as of March 31, 2026 and December 31, 2025, respectively, and is held in bank accounts controlled by the Company’s transfer agent and loan servicer but in the name of the Company. The Company's restricted cash equivalents were $66,950 and $0 as of March 31, 2026 and December 31, 2025, respectively.

Investments in Real Estate

When acquiring a property, the Company determines whether the acquisition should be accounted for as a business combination or an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” For both a business combination and an asset acquisition, the Company records the identifiable assets acquired and liabilities assumed in the acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase and expenses acquisition-related costs as incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions. As of March 31, 2026, the Company owned 38 properties and each acquisition was accounted for as an asset acquisition.

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

For the three months ended March 31, 2026 and 2025, the Company recognized depreciation expense of $11,197 and $4,286, respectively, which was recorded as depreciation and amortization in the condensed consolidated statements of operations.

Significant improvements to properties are capitalized within investments in real estate on the Company's condensed consolidated balance sheets whereas repairs and maintenance are expensed as incurred and recorded in rental property operating expense in the Company’s condensed consolidated statements of operations.

Real estate investments are evaluated for impairment on a quarterly basis. The Company considers the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate investment is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate investment over the estimated remaining holding period is less than the carrying value of such investment. An impairment charge is recorded equal to the excess of the carrying value of the real estate investment over the fair value. When determining the fair value of a real estate investment, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of March 31, 2026 and December 31, 2025, the Company has not recorded any impairments on its investments in real estate.

Investments in Unconsolidated Joint Ventures

The Company accounts for joint venture investments using the equity method of accounting when its interest represents a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when its interest does not represent a general partnership interest and it does not control the major operating and financial policies these investments. These investments are initially recorded at cost as investments in unconsolidated joint ventures and are subsequently adjusted for their share of earnings and cash contributions and distributions. To the extent the Company's cost basis at formation of the joint ventures are different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company's share of equity in earnings of unconsolidated joint ventures.

The Company analyzes its investments in unconsolidated joint ventures for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and the Company's intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and subject to future events that may alter its assumptions, the Company may be required to recognize future impairment losses on its investments in unconsolidated affiliates. As of March 31, 2026 and December 31, 2025 the Company did not have any investments in unconsolidated joint ventures.

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

Revenue Recognition

The Company’s primary source of revenues is rental revenue, which is accounted for under ASC Topic 842, “Leases.” Rental revenue primarily consists of fixed contractual base rent, and, to a lesser extent, tenant reimbursements, arising from tenant operating leases at the Company's properties. Rent under leases where collection is deemed probable is recognized as revenue on a straight-line basis, including any determinable rent step-up or abatement provisions, over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Leases that are that are deemed uncollectible are recognized as a reduction to rental revenue through a reversal of deferred rent. Any future cash receipts on leases that are deemed uncollectible will be recorded as income on a cash basis. The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. The Company exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. As of March 31, 2026 and December 31, 2025, all rent collection was deemed probable.

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

Loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments that are contractually due. When a loan is placed on non-accrual status, interest is only recognized when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments that are contractually due. As of March 31, 2026 and December 31, 2025, there were no loans on non-accrual status.

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

As of March 31, 2026 and December 31, 2025, the Company had one investment in real estate debt and the CECL Allowance was estimated using the Weighted-Average Remaining Maturity (“WARM Method”). Under the WARM Method, the Company determines an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to its investment in real estate debt over its expected remaining term.

Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. The Company compiled relevant historical loan loss reference data from an affiliate of the Adviser and third-party sources. Within this data, the Company focused our historical loss reference calculations on the subset of data most relevant to its one investment in real estate debt as of March 31, 2026 and December 31, 2025. The metrics considered by the Company include asset type, geography and origination loan-to-value. The Company believes this historical loan loss reference data is the most relevant, available and comparable dataset to its portfolio. In the future, the Company may use other acceptable methods, such as a probability-of-default/loss-given-default method.

Accrued interest related to the Company's investment in real estate debt is excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.

Estimation of Economic Conditions

In accordance with ASC 326, the CECL Allowance is adjusted to reflect the Company's estimation of the current and future economic conditions that impact the performance of the real estate securing its loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company's loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to the Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting the Company's portfolio could vary significantly from the estimates it made as of March 31, 2026 and December 31, 2025.

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

The Company had no deferred tax asset or liability as of March 31, 2026 or December 31, 2025. For the three months ended March 31, 2026 and 2025, there were no unrecognized tax benefits. The Company is subject to U.S. federal, state and local income tax examinations by taxing authorities for the calendar years 2023 through 2025.

Earnings per Share

The Company calculates earnings per share using the two-class method, under which net income (loss) attributable to common shareholders is allocated among each class of common shares based on distributions declared and each class’s participation rights in earnings (losses). The Company tests for the dilutive effect of its third-party Operating Partnership units using the if-converted method. Refer to “Note 14. Earnings (Loss) per Share” for more information.

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

3. Investments in Real Estate, net

Investments in real estate, net consisted of the following:

	March 31, 2026	December 31, 2025
Building and building improvements	$1,124,964	$1,124,964
Land and land improvements	467,149	467,149
Site improvements	134,298	133,599
Total	1,726,411	1,725,712
Accumulated depreciation	(42,988)	(31,791)
Investments in real estate, net	$1,683,423	$1,693,921

Acquisitions

The Company did not have any acquisitions during the three months ended March 31, 2026.

The following table details the acquisition values, including capitalized costs, property types and total rentable square feet for acquisitions made by the Company during the three months ended March 31, 2025:

Property Type	Acquisition value	Number of properties	Square feet (in thousands)
Industrial	$110,825	3	803

The following table summarizes the purchase price allocation for the properties acquired during the three months ended March 31, 2025:

For the Three Months Ended March 31, 2025
Building and building improvements	$72,064
Land and land improvements	15,710
Site improvements	14,477
In-place leases	10,480
Leasing commissions	3,000
Above-market lease	344
Below-market lease	(5,250)
Total purchase price	$110,825
Assumed borrowings(1)	(51,000)
Net purchase price	$59,825

(1)
Refer to “Note 7. Secured Debt, net” for more information on mortgage loans assumed.

Acquisition-related intangible assets and liabilities are recorded in intangible assets, net and intangible liabilities, net, respectively, on the condensed consolidated balance sheets.

4. Investment in Real Estate Debt, Net

The following table details the Company's investment in real estate debt:

	March 31, 2026
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$76,004	$437	$75,018	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $549 CECL Allowance.
(2)
Represents the one-month SOFR, which was 3.65% as of March 31, 2026.

	December 31, 2025
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,969	$499	$74,921	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $549 CECL Allowance.
(2)
Represents the one-month SOFR, which was 3.88% as of December 31, 2025.

CECL Allowance

During the three months ended March 31, 2026 and 2025, the Company did not record any charge-offs or recoveries related to its investment in real estate debt. As of March 31, 2026, the Company's investment in real estate debt was not delinquent.

5. Intangibles

The following table summarizes the identified intangible assets:

	March 31, 2026				December 31, 2025
Intangible assets:	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)
In-place leases	$230,575	$(18,794)	$211,781	11.7	$230,514	$(13,420)	$217,094	11.9
Leasing commissions	72,141	(5,584)	66,557	12.0	72,141	(3,982)	68,159	12.1
Above-market lease	53,525	(3,821)	49,704	11.9	53,525	(2,739)	50,786	12.1
Total intangible assets:	$356,241	$(28,199)	$328,042	11.8	$356,180	$(20,141)	$336,039	12.0

During the three months ended March 31, 2026 and 2025, the Company recognized $6,976 and $2,370, respectively, of amortization related to its in-place lease intangible assets and leasing commissions, which is recorded as a component of depreciation and amortization in the condensed consolidated statements of operations.

During the three months ended March 31, 2026 and 2025, the Company recognized $1,082 and $122, respectively, of amortization related to above-market lease intangible assets, which is recorded as a decrease to rental revenue in the condensed consolidated statements of operations.

The following table summarizes the identified intangible liabilities:

	March 31, 2026				December 31, 2025
Intangible liabilities:	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)
Below-market lease	$71,203	$(5,304)	$65,899	12.9	$71,203	$(3,844)	$67,359	13.1
Total intangible liabilities:	$71,203	$(5,304)	$65,899	12.9	$71,203	$(3,844)	$67,359	13.1

During the three months ended March 31, 2026 and 2025, the Company recognized $1,460 and $479, respectively, of amortization related to below-market lease intangible liabilities, which is recorded as an increase to rental revenue in the condensed consolidated statements of operations.

The estimated future amortization of the Company’s intangible assets and liabilities for each of the next five years and thereafter as of March 31, 2026, is as follows:

Year	In-place leases	Leasing commissions	Above-market lease	Below-market lease
2026 (Remaining)	$16,114	$5,278	$3,240	$4,381
2027	21,478	7,037	4,321	5,842
2028	21,401	7,029	4,321	5,842
2029	21,401	7,029	4,321	5,842
2030	20,594	6,125	4,321	5,833
Thereafter	110,793	34,059	29,180	38,159
Total	$211,781	$66,557	$49,704	$65,899

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

The land is 130,547 square feet and located in New Brunswick, New Jersey. The land, construction in progress and tenant improvements are recorded as real estate under development on the condensed consolidated balance sheets. As of March 31, 2026, the Company funded $65,843 in costs related to the development, which are recorded as real estate under development on the condensed consolidated balance sheets.

As of March 31, 2026, the tenant contributed an aggregate $81,584 used to fund costs related to the development, which are recorded as tenant contributions related to real estate under development on the condensed consolidated balance sheets.

The interest held by the Company's joint venture partner is $9,861 and recorded as non-controlling interests on the condensed consolidated balance sheets.

Jewel Osco

In August 2025, the Company purchased a 242,355 square foot parcel of land in St. John, Indiana for $5,144, inclusive of closing costs in connection with a built-to-suit arrangement for a single tenant. As of March 31, 2026, the Company funded $6,322 in costs related to the development, which, along with the land, is recorded as real estate under development on the condensed consolidated balance sheets.

7. Secured Debt, net

The following table details the Company's debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost
Mortgage loans(2)	5.74%	3/2/2031	$1,153,521	$1,151,955	5.72%	3/5/2031	$1,064,893	$1,063,201
Secured note(3)	S + 2.00%	1/1/2028	50,300	50,300	S + 2.00%	1/1/2028	50,300	50,300
Deferred financing costs, net				(8,982)				(8,845)
Total secured debt, net:			$1,203,821	$1,193,273			$1,115,193	$1,104,656

(1)
The term "S" represents one-month SOFR, which was 3.65% and 3.88% as of March 31, 2026 and December 31, 2025, respectively.
(2)
Amortized cost is net of unamortized mortgage discount of $1,566 and $1,762 and premium of $0 and $70 as of March 31, 2026 and December 31, 2025, respectively.
(3)
Secured by an investment in real estate debt with the same benchmark rate and maturity date including two one-year extension options.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all of its covenants related to its mortgage loans and secured note.

The following table summarizes the future principal payments due under our secured debt, based on their maturities assuming all extension options have been exercised, as of March 31, 2026:

Year	Amount
2026 (Remaining)	$1,889
2027	2,069
2028	58,443
2029	974
2030	744,231
Thereafter	396,215
Total:	$1,203,821

8. Other Assets and Other Liabilities

The following table details the components of the Company's other assets at the dates indicated:

	March 31, 2026	December 31, 2025
Straight-line rent receivables	$12,380	$8,266
Tenant receivables	6,233	6,258
Prepaid expenses	5,179	5,594
Earnest money deposit	1,132	1,202
Interest receivable	471	532
Total other assets:	$25,395	$21,852

The following table details the components of the Company's other liabilities at the dates indicated:

	March 31, 2026	December 31, 2025
Construction payable	$12,120	$11,738
Redemptions payable	10,194	6,083
Distribution payable	7,163	6,292
Unearned rental income	6,610	6,391
Accrued property expenses	6,364	4,958
Accrued deferred lease costs	5,918	5,918
Interest payable	5,209	4,018
Other	2,702	1,561
Total other liabilities:	$56,280	$46,959

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

The obligations of the Company under the Credit Agreement are secured by (i) a pledge of the equity interests of certain of the Company’s subsidiaries, (ii) a pledge of certain intercompany promissory notes issued to one or more of the Loan Parties that is a pledgor and (iii) all proceeds of the foregoing, in each case subject to certain exclusions set forth in the Credit Agreement and related loan documents. At the option of the Company, the amounts outstanding under the Credit Agreement will bear interest at either (i) a rate equal to term SOFR or daily simple SOFR plus a margin rate ranging from 1.40% to 2.25% or (ii) a base rate based on the highest of (A) Federal Funds Rate plus half of 1%, (B) BofA’s prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%. The Revolving Credit Facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% and is payable quarterly in arrears. The Revolving Credit Facility is prepayable, in whole or in part, at any time without premium or penalty. As of March 31, 2026 and December 31, 2025, the Company had no outstanding balance on the Revolving Credit Facility.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants related to the Revolving Credit Facility.

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

As of March 31, 2026, Class E shares held by MSREI Holding and Class E units held by the Special Limited Partner pursuant to the Morgan Stanley Equity Investment are classified in mezzanine equity because the Company is required to repurchase or redeem, as applicable, these Class E shares / units upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed above).

The Class E shares held by MSREI Holding are classified as redeemable common shares on the Company's condensed consolidated balance sheets. The following table summarizes the changes in the Company's outstanding redeemable common shares for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Balance at the beginning of the year	1,225,000	1,225,000
Issuance of common shares	67,859	—
Repurchase of common shares	(67,859)	—
Ending Balance	1,225,000	1,225,000

Redeemable common shares are recorded at their redemption value, which is equivalent to fair value, of such Class E common shares at the end of each measurement period. During the three months ended March 31, 2026 and 2025, there was an allocation of $252 and $86, respectively, to the redeemable common shares in connection with this fair value measurement.

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

The following table details the activity of redeemable non-controlling interests related to the Special Limited Partner for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Balance at the beginning of the year	$514	$505
Issuance	-	-
GAAP income allocation	(1)	4
Distributions	(12)	(8)
Fair value allocation	18	6
Ending Balance	$519	$507

10. Related Party Transactions

The following table details the components of due to affiliates:

	March 31, 2026	December 31, 2025
Accrued shareholder servicing fees	$48,000	$43,118
Performance participation allocation payable	4,068	—
Advanced operating expenses	4,112	4,371
Advanced organization and offering expenses	1,850	1,966
Management fee payable	775	—
Due to affiliates	$58,805	$49,455

Organization and Offering Expenses and Operating Expenses

The Adviser advanced organization and offering expenses (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursement for customary travel, lodging and meals, but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) and certain operating expenses on the behalf of the Company through April 1, 2025, which was 12 months following the initial closing of the Offering. The Company began to reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025. Such reimbursement may be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in the Company’s common shares or Operating Partnership units, the Company may repurchase such common shares or units from the Adviser at a later date.

The table below summarizes expenses advanced by the Adviser and reimbursements made by the Company as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Expense Type	Amount Advanced	Amount Reimbursed	Remaining Balance	Amount Advanced	Amount Reimbursed	Remaining Balance
Operating	$5,147	$1,035	$4,112	$5,147	$776	$4,371
Organization and offering	2,315	465	1,850	2,315	349	1,966
Total:	$7,462	$1,500	$5,962	$7,462	$1,125	$6,337

During the three months ended March 31, 2026, the Company reimbursed the Adviser $375 for advanced organization, offering and operating expenses. No reimbursements were made by the Company during the three months ended March 31, 2025.

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

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class F-S share and Class S share sold in the Offering. For the three months ended March 31, 2026 and 2025, the Company incurred $639 and $289, respectively, in upfront selling commissions, which are charged against additional paid-in-capital as offering costs.

The Company pays the Dealer Manager selling commissions equal to 0.85% per annum of the aggregate NAV of our outstanding Class F-S shares and Class S shares over time as shareholder servicing fees for ongoing services rendered to shareholders. Shareholder servicing fees are accrued upon the sale of Class F-S shares and Class S shares and are based upon our best estimate of aggregate fees payable. For the three months ended March 31, 2026 and 2025, the Company incurred $6,224 and $3,444, respectively, in shareholder servicing fees, which are charged against additional paid-in-capital as offering costs.

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

Certain affiliates of the Company, including the Adviser, receives fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Company pays the Adviser a management fee equal to (1) 0.50% of NAV of Class F-S shares and Class F-I shares, plus (2) 1.25% of NAV for shares classes other than the Class F-S shares and Class F-I shares, except Class E shares, in each case, per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership pays the Adviser a management fee equal to (1) 0.50% of the NAV of the Operating Partnership attributable to Class F-S and Class F-I units not held by the Company, plus (2) 1.25% of NAV of the Operating Partnership attributable to units other than Class F-S and Class F-I units not held by the Company except Class E Operating Partnership units, in each case, per annum payable monthly in arrears. The management fee may be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. The Adviser agreed to waive the management fee through April 1, 2025, which is 12 months following the initial closing of the Offering, and further waived the management fee through December 31, 2025. During the three months ended March 31, 2026, the Company incurred management fees of $2,173, which is recorded in the condensed consolidated statements of operations. During the three months ended March 31, 2026, the Company paid $1,398 in management fees, through the issuance of 67,859 Class E shares, at the applicable NAV per share at the end of the month that the management fee was earned, to the Adviser. All 67,859 Class E shares issued to the Adviser were repurchased by the Company on March 31, 2026.

In addition, so long as the Advisory Agreement has not been terminated between the Company and the Adviser, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive in the aggregate an allocation from the Operating Partnership equal to 12.5% of the Total Return with respect to all of the Operating Partnership units, except Class E Operating Partnership units, subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership). Such allocation are made annually and accrue monthly. Distributions on the performance participation interest may be payable in cash or Class E Operating Partnership units, or any combination thereof, at the election of the Special Limited Partner. The Special Limited Partner agreed to waive the performance participation through April 1, 2025, which is 12 months following the initial closing of the Offering, and further waived the performance participation allocation through December 31, 2025. During the three months ended March 31, 2026, the Company incurred a performance participation allocation of $4,068, which is recorded in the condensed consolidated statements of operations, all of which is payable as of March 31, 2026.

The Company may retain certain of the Adviser’s affiliates, from time to time, for services relating to its investments or its operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below market rates. As of March 31, 2026 and December 31, 2025, the Company has not retained an affiliate of the Adviser for any such services.

11. Leases

The Company’s rental revenue primarily consists of rent earned from operating leases in the Company’s net leased portfolio which consists of fixed annual rents that escalates annually throughout the term of the leases, and the tenants are generally responsible for all property-related expenses, including taxes, insurance, and maintenance. As of March 31, 2026 and December 31, 2025, the Company's investments in real estate are leased to single tenants on a net lease basis.

The following table details the components of operating lease income from the leases of which the Company is the lessor:

	For the Three Months Ended March 31,
	2026	2025
Fixed lease payments	$33,116	$10,190
Straight-line rent adjustment	4,114	921
Variable lease payments(1)	3,522	1,529
Amortization of (above)- and below-market leases, net	378	357
Total rental revenue:	$41,130	$12,997

(1)
Consists of tenant reimbursements.

The following table presents the undiscounted future minimum rents the Company expects to receive from its net lease properties classified as operating leases as of March 31, 2026:

Year	Future Minimum Rents(1)
2026 (Remaining)	$100,656
2027	139,114
2028	159,027
2029	163,097
2030	154,848
Thereafter	1,252,262
Total:	$1,969,004

(1)
Aggregate base rents of $476,193 related to executed leases that have not yet commenced are excluded.

12. Equity

As of March 31, 2026, the Third Amended and Restated Declaration of Trust of the Company, dated March 5, 2026, authorized the Company to issue an unlimited number of common shares, including an unlimited number of shares classified as Class T shares, Class F-T shares, Class S shares, Class F-S shares, Class D shares, Class F-D shares, Class I shares, Class F-I shares, and Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share (“preferred shares”).

The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees and gross distributions, as well as different management fees and performance participation allocations. Refer to "Note 10. Related Party Transactions" for more information.

The below table details shares issued and outstanding for the classes of common shares outstanding as of March 31, 2026 and December 31, 2025:

Share Class	March 31, 2026	December 31, 2025
Class S common shares, $0.01 par value per share	15,034,345	11,271,609
Class F-S common shares, $0.01 par value per share	18,213,038	18,363,286
Class I common shares, $0.01 par value per share	8,893,474	7,043,621
Class F-I common shares, $0.01 par value per share	11,098,425	10,741,516
Class E common shares, $0.01 par value per share	6,146,147	4,711,151
Total:	59,385,429	52,131,183

The table below details activity related to the Company's outstanding common share classes for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
	Class S	Class F-S	Class I	Class F-I	Class E	Total
December 31, 2025	11,271,609	18,363,286	7,043,621	10,741,516	4,711,151	52,131,183
Common shares issued	3,672,951	—	2,077,044	38,932	1,415,847	7,204,774
Distribution reinvestment	110,700	187,341	66,636	92,153	87,848	544,678
Common shares repurchased	(20,915)	(111,766)	(288,696)	—	(73,818)	(495,195)
Share class transfers	—	(225,823)	(5,131)	225,824	5,119	(11)
March 31, 2026	15,034,345	18,213,038	8,893,474	11,098,425	6,146,147	59,385,429

	For the Three Months Ended March 31, 2025
	Class S	Class F-S	Class I	Class F-I	Class E	Total
December 31, 2024	2,540,134	18,504,342	1,060,070	9,723,315	2,878,124	34,705,985
Common shares issued	1,889,046	—	894,822	687,347	374,461	3,845,676
Distribution reinvestment	27,797	145,659	9,502	64,684	34,153	281,795
Common shares repurchased	(1,273)	(57,474)	—	—	(19,138)	(77,885)
March 31, 2025	4,455,704	18,592,527	1,964,394	10,475,346	3,267,600	38,755,571

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

During the three months ended March 31, 2026, the aggregate proceeds used by the Company to repurchase shares were $429 for Class S shares, $2,307 for Class F-S shares, $5,936 for Class I shares and $1,522 for Class E shares.

During the three months ended March 31, 2025, the aggregate proceeds used by the Company to repurchase shares were $25 for Class S shares, $1,142 for Class F-S shares and $380 for Class E shares.

The Company had no unfulfilled repurchase requests during the three months ended March 31, 2026 and 2025.

Distributions

The table below details the Company's distribution per share for the Company's common share classes for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026			2025
	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share
Class S	$0.3463	$(0.0436)	$0.3027	$0.3033	$(0.0429)	$0.2604
Class F-S	$0.3816	$(0.0438)	$0.3378	$0.3033	$(0.0429)	$0.2604
Class I	$0.3463	$-	$0.3463	$0.3033	$-	$0.3033
Class F-I	$0.3816	$-	$0.3816	$0.3033	$-	$0.3033
Class E	$0.4630	$-	$0.4630	$0.3033	$-	$0.3033

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

The Company recognized $20, during both the three months ended March 31, 2026 and 2025, of compensation expense related to these grants recorded in general and administrative expense in the condensed consolidated statements of operations.

13. Fair Value of Financial Instruments

As of March 31, 2026 and December 31, 2025, all financial instruments and liabilities were reflected in our condensed consolidated balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	March 31, 2026		December 31, 2025
	Estimated fair value	Carrying value	Estimated fair value	Carrying value
Investment in real estate debt, net	$76,004	$75,018	$75,969	$74,921
Secured debt, net	(1,196,699)	(1,193,273)	(1,119,471)	(1,104,656)

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

14. Earnings Per Share

The Company calculates basic earnings per share using the two-class method because classes of the Company's common shares receive different gross distributions per share. Under the two-class method, the Company first determines its distributed deficit, which is calculated as the net loss attributable to common shareholders adjusted for management fees, performance participation allocation and gross distributions declared during the period. The distributed deficit is then allocated to each class of common shares, on a pro-rata basis according to the weighted-average number of shares outstanding during the period, and adjusted for class-specific fees and gross distributions declared to arrive at each classes net income (loss) per share. Net income (loss) attributable to each class of common shares is then divided by the weighted-average number of each class of common shares outstanding during the period.

For the Three Months March 31, 2026
Net loss available to common shareholders	$(2,959)
Management fees	2,173
Performance participation allocation	4,068
Gross distributions declared on common shares(1)	(21,818)
Undistributed deficit	$(18,536)

	For the Three Months Ended March 31, 2026
	Class S	Class F-S	Class I	Class F-I	Class E	Total
Undistributed deficit	$(4,340)	$(5,893)	$(2,655)	$(3,495)	$(2,153)	$(18,536)
Management fees	(879)	(478)	(532)	(284)	—	(2,173)
Performance participation allocation	(1,051)	(1,493)	(634)	(890)	—	(4,068)
Gross distributions declared on common shares(1)	4,691	7,012	2,839	4,165	3,111	21,818
Net income (loss) avilable to common shareholders:	$(1,579)	$(852)	$(982)	$(504)	$958	$(2,959)
Weighted-average shares outstanding	13,556,971	18,408,828	8,294,282	10,916,453	6,724,368	57,900,901
Net income (loss) per common share, basic and diluted	$(0.12)	$(0.05)	$(0.12)	$(0.05)	$0.14	$(0.05)
(1)
Includes shareholder servicing fees paid or payable during the period.

During the three months ended March 31, 2026, the Special Limited Partner held Class E Operating Partnership units, which may be converted into Class E common shares. The Company analyzed the Class E Operating Partnership units for their dilutive impact to earnings per share using the "if-converted" method and determined that they are dilutive. Below is a reconciliation of basic earnings per share to diluted earnings per share for Class E common shares:

	Basic Earnings per Share	Dilution Effect	Diluted Earnings per Share
Net income (loss):	$958	$(1)	$957
Weighted-average shares outstanding	6,724,368	25,000	6,749,368
Net income (loss) per common share, basic and diluted	$0.14	$(0.04)	$0.14

For the three months ended March 31, 2025, basic and diluted earnings per share was $0.15 for all share classes and the Company did not use the two-class method because it did not incur class-specific fees and gross distributions declared on common shares were the same for all classes.

15. Economic Dependency

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

16. Commitments and Contingencies

As of March 31, 2026 and December 31, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of March 31, 2026 and December 31, 2025, the Company had $37,461 and $43,865, respectively, of unfunded commitments related to build-to-suit arrangements. Refer to “Note 6. Real Estate Under Development” for additional information.

The timing and amounts of fundings are uncertain as these commitments relate to construction costs and expenditures, among others. As such, the timing and amounts of future fundings depend on the progress of these development projects.

17. Segment Information

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

18. Subsequent Events

Share Issuances

The following table details the shares issued subsequent to the end of the period through the date of this report:

Title of Securities	Number of Shares Sold	Aggregate Consideration(1)
Class S common shares	3,599,341	$74,710
Class I common shares	1,566,338	32,295
Class F-I common shares	541,550	11,207
Class E common shares	797,087	16,486
Total:	6,504,316	$134,698

(1)
Class S common shares include aggregate upfront selling commissions of $500.

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

Forward-Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:

•
Interest rates;
•
Economic growth;
•
Changes in demographics;
•
Market conditions;
•
Rent growth;
•
Net operating income growth;
•
Capitalization rates; and
•
Occupancy rates.

The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026, and elsewhere in this Form 10-Q. Other factors that could cause actual results to differ materially include:

•
Changes in interest rates;
•
Inflation;
•
Unexpected market movements;
•
A slowdown or contraction of the economy;
•
Legislative or regulatory developments;
•
Errors in strategy execution;
•
Acts of God and wars (including the war in Ukraine and the conflict and escalating tensions in the Middle East); and
•
Other asset-level developments, including the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.

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

Overview

We are a Maryland statutory trust formed on February 6, 2023. Our investment strategy is focused primarily on originating, acquiring, financing and managing a diversified portfolio of high-quality commercial real estate assets that are primarily long-term leased under net lease structures to tenants for whom the properties are mission critical, meaning essential to the continuance of their business operations. We also prioritize investing in real estate sectors such as industrial (e-commerce), manufacturing (on-shoring and near-shoring) and healthcare (aging demographics). To a lesser extent, we invest in commercial real estate debt-related assets, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, real estate-related corporate credit, and commercial mortgage-backed securities (“CMBS”), as well as other real estate-related securities (such as common and preferred stock of publicly traded real estate investment trusts ("REITs") and other real estate companies) and loans (collectively referred to as, "CRE debt investments").

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

We may not achieve our investment objectives. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company plan to and conduct our business primarily through our various subsidiaries. Commencing with our taxable year ended December 31, 2024, we elected to be taxed as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes and generally will not be subject to U.S. federal income tax on our taxable income to the extent we annually distribute all of our REIT taxable net income to shareholders and maintain our qualification as a REIT.

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

On January 11, 2024, we commenced the Offering of an unlimited number of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder, to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). We sell our common shares in the Offering on a monthly basis. We completed the initial closing of the Offering and our principal operations commenced on April 1, 2024.

As of March 31, 2026, we have received gross proceeds of $1,200,780 from the sale of our common shares and contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the net proceeds to make investments. We continue to sell our common shares on a monthly basis in the Offering.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10-Q.

Q1 2026 Highlights

Capital Activity

•
Raised gross proceeds of $148,427 for the three months ended March 31, 2026, through the sale of our common shares.

Operating Results

•
Declared monthly net distributions totaling $20,414 for the three months ended March 31, 2026. The details of our total returns are shown in the following table:

	Class S	Class F-S	Class I	Class F-I	Class E
Annualized Distribution Rate(1)	5.89%	6.56%	6.75%	7.41%	9.00%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	7.52%	7.40%	8.43%	8.31%	8.55%

(1)
The annualized distribution rate is calculated by annualizing the declared distribution amounts per share as of March 31, 2026 and dividing by the NAV per share as of February 28, 2026. Refer to “Note 12. Equity” for more information.
(2)
Total return is calculated as the change in NAV per share from the date the first share of each respective class was sold through March 31, 2026, plus any distributions per share declared in the period and assumes reinvestment of distributions pursuant to the Company's distribution reinvestment plan. The inception date for Class F-S shares, Class F-I shares and Class E shares is April 1, 2024 and the inception date for Class S shares and Class I shares is August 1, 2024. Total return for periods greater than one year are annualized. We believe total return is a useful measure of our overall performance.
(3)
Class S shares and Class F-S shares exclude upfront selling commissions. Inclusive of the maximum upfront selling commissions, the inception-to-date total return for Class S shares and Class F-S shares are 5.3% and 5.6%, respectively.

Financings

•
Financed two previously acquired net lease investments with a mortgage loan with an aggregate principal balance of $89,100, a fixed rate of 5.93% and a maturity date of January 31, 2031.

Investment Portfolio

Investments in real estate

As of March 31, 2026 our real estate investments had an aggregate fair value of $2,052,550. The following table provides information regarding our real estate investments as of March 31, 2026:

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

(1)
Occupancy rate includes all leased square footage as of March 31, 2026.

Investment in real estate debt

The following table provides information regarding our investment in real estate debt as of March 31, 2026:

	March 31, 2026
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$76,004	$437	$75,018	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $549 CECL Allowance.
(2)
Represents the one-month Secured Overnight Financing Rate (“SOFR”), which was 3.65% as of March 31, 2026.

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

In August 2025, the Company purchased a 242,355 square foot parcel of land in St. John, Indiana for $5,144, inclusive of closing costs in connection with a built-to-suit arrangement for a single tenant. As of March 31, 2026, the Company funded $6,322 in costs related to the development. Refer to “Note 6. Real Estate Under Development” for additional information.

Lease Expirations

The following table details the expiring leases on our real estate investments by annualized base rent and square footage as of March 31, 2026 (square feet in thousands):

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
(2)
Annualized base rent is determined from the annualized base rent per leased square foot as of March 31, 2026 and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Key Components of Our Results from Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended March 31, 2026 and 2025:

	For the Three Months March 31,		$
	2026	2025	Change
Revenues
Rental revenue	$41,130	$12,997	$28,133
Total revenues	$41,130	$12,997	$28,133
Expenses
Rental property operating	$3,651	$1,617	$2,034
Depreciation and amortization	18,173	6,656	11,517
Management fees	2,173	-	2,173
Performance participation allocation	4,068	-	4,068
General and administrative	1,670	1,074	596
Total expenses	$29,735	$9,347	$20,388
Other income (expenses)
Income from investment in real estate debt	$1,554	$1,671	$(117)
Other income	2,061	3,817	(1,756)
Interest expense	(17,975)	(3,511)	(14,464)
Total other income (expenses)	$(14,360)	$1,977	$(16,337)
Net income (loss)	$(2,965)	$5,627	$(8,592)
Net income (loss) attributable to non-controlling interests	$(6)	$5	$(11)
Net income (loss) attributable to common shareholders	$(2,959)	$5,622	$(8,581)

Rental Revenue

During the three months ended March 31, 2026, rental revenue from our tenants in connection with our investments in real estate increased by $28,133 compared to the three months ended March 31, 2025. The increase is primarily attributable to the Company holding 20 additional properties during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Rental Property Operating

During the three months ended March 31, 2026, operating expenses in connection with our investments in real estate increased by $2,034 compared to the three months ended March 31, 2025. Rental property operating expenses generally consist of property taxes, insurance and property maintenance, which are generally reimbursable by our tenants as a component of rental revenue. The increase is primarily attributable to the Company holding 20 additional properties during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Depreciation and Amortization

During the three months ended March 31, 2026, depreciation on our investments in real estate increased by $6,911 and amortization on our lease intangible assets and liabilities increased by $4,606 compared to the three months ended March 31, 2025. The increase is primarily attributable to the Company holding 20 additional properties during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Management Fees

During the three months ended March 31, 2026, the Company incurred $2,173 in management fees and no management fees were recorded for the three months ended March 31, 2025 because the Adviser waived the fees during that period.

Performance Participation Allocation

During the three months ended March 31, 2026, the Company incurred $4,068 in performance participation allocation and no performance participation allocation was recorded for the three months ended March 31, 2025 because it was waived by the Adviser during that period.

General and Administrative Costs

During the three months ended March 31, 2026, general and administrative expenses, which primarily consists of professional services, insurance and transfer agency fees, increased by $596 compared to the three months ended March 31, 2025. The increase is attributable to an increase in professional fees due to a greater number of investments and net asset value during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Income from Investment in Real Estate Debt

During the three months ended March 31, 2026, income from the Company's investment in real estate debt decreased by $117 as a result of a lower benchmark rate used to accrue interest on its floating-rate loan, as compared to the three months ended March 31, 2025.

Other Income

During the three months ended March 31, 2026, other income, which is comprised of interest income generated on our cash and cash equivalents, decreased by $1,756 as compared to the three months ended March 31, 2025 as a result of a lower average cash balance and lower interest rates on money market funds during three months ended March 31, 2026.

Interest Expense

During the three months ended March 31, 2026, interest expense increased by $14,464 compared to the three months ended March 31, 2025 as a result of an increase of $953,587 in average principal balance on secured debt.

NAV and NAV Per Share Calculation

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of trustees (the "Valuation Guidelines").

The following table provides a breakdown of the major components of our NAV as of March 31, 2026:

Components of NAV	March 31, 2026
Investments in real estate	$2,052,550
Investment in real estate debt	76,004
Cash and cash equivalents	328,944
Restricted cash and restricted cash equivalents	68,370
Real estate under development, net(1)	54,693
Other assets	13,015
Secured debt, net of deferred financing costs	(1,196,699)
Subscriptions received in advance	(66,950)
Other liabilities	(55,291)
Due to affiliates	(5,329)
Non-controlling interests	(12,426)
Net Asset Value	$1,256,881
Number of outstanding common shares / units(2)	60,635,429

(1)
Presented net of $81,584 in tenant contributions related to real estate under development.
(2)
Includes Class E shares and Class E units subject to redemption features, classified as redeemable common shares and redeemable non-controlling interests.

The following table provides a breakdown of the total NAV and NAV per share/unit by class as of March 31, 2026 (dollars are in thousands except for per share/unit amounts):

Net asset value per share / unit	Class S shares	Class F-S shares	Class I shares	Class F-I shares	Class E shares(1)	Operating Partnership Units	Total
NAV	$310,871	$378,184	$183,899	$230,451	$152,957	$519	$1,256,881
Shares / units outstanding	15,034,345	18,213,038	8,893,474	11,098,425	7,371,147	25,000	60,635,429
NAV per share / unit	$20.6774	$20.7645	$20.6780	$20.7643	$20.7508	$20.7508	$20.7285

(1)
Includes Class E shares subject to repurchase features, classified as redeemable common shares.

The key assumption used to determine the valuations of our investments in real estate is the capitalization rate. As of March 31, 2026, the weighted-average capitalization rate for our industrial and retail net lease properties was 6.5% and 6.9%, respectively. The table below shows how a change in the capitalization rate, assuming all other factors remain unchanged, would impact the value of our net lease industrial and retail property investments.

Assumption	Hypothetical Change	Industrial	Retail
Capitalization rate	0.25% Decrease	4.0%	3.8%
(weighted-average)	0.25% Increase	(3.7)%	(3.5)%

In accordance with our Valuation Guidelines, investments in real estate are held at cost for up to three months following their acquisition. Once we determine a fair value for more than one retail and one land property, we will include the key assumptions used in the determination of fair value for such property type and a sensitivity analysis related thereto.

The following table reconciles total shareholders' equity per our condensed consolidated balance sheets to our NAV:

March 31, 2026
Total shareholders' equity	$1,072,768
Redeemable common shares	25,420
Redeemable non-controlling interests	519
Total shareholders' equity, redeemable common shares and redeemable non-controlling interests under GAAP	$1,098,707
Adjustments:
Accrued shareholder servicing fees	47,515
Accumulated depreciation and amortization	52,296
Advanced organization expenses, offering costs and operating expenses	5,962
Unrealized net real estate appreciation	53,277
Unrealized real estate debt appreciation	437
Unrealized loss on secured debt	(1,862)
Current expected credit loss allowance	549
NAV	$1,256,881

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

Distributions

We commenced our principal operations on April 1, 2024, and have declared distributions for common shareholders and OP unitholders of record as of the last business day of each month since that time. The net distribution varies for each class based on the applicable gross distribution amount (which varies by class to account for varying management fees and the performance allocations) and stockholder servicing fee, which are deducted from the monthly distribution per share and paid directly by us to the recipient. The following table summarizes net distributions declared to our common shareholders and OP unitholders during the three months ended March 31, 2026 and 2025:

Record Date	Class S	Class F-S	Class I	Class F-I	Class E (1)
January 30, 2026	$0.1008	$0.1124	$0.1153	$0.1270	$0.1541
February 27, 2026	0.1009	0.1126	0.1154	0.1272	0.1543
March 31, 2026	0.1010	0.1128	0.1156	0.1274	0.1546
Total:	$0.3027	$0.3378	$0.3463	$0.3816	$0.4630

Record Date	Class S	Class F-S	Class I	Class F-I	Class E (1)
January 31, 2025	$0.0867	$0.0867	$0.1010	$0.1010	$0.1010
February 28, 2025	0.0868	0.0868	0.1011	0.1011	0.1011
March 28, 2025	0.0869	0.0869	0.1012	0.1012	0.1012
Total:	$0.2604	$0.2604	$0.3033	$0.3033	$0.3033

(1)
For both 2026 and 2025, our non-controlling interests consisted of Class E units of the Operating Partnership which received per unit distributions in an amount equal to Class E shares.

The following table summarizes the payment character and sources of distributions paid and payable for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026		2025
Distributions	Amount	Percentage	Amount	Percentage
Payable in cash	$9,204	45%	$5,064	47%
Reinvested in shares	11,210	55%	5,699	53%
Total distributions	$20,414	100%	$10,763	100%
Sources of Distributions
Cash flows from operating activities(1)	$20,414	100%	$10,763	100%
Total sources of distributions	$20,414	100%	$10,763	100%

(1)
Cash flows from operations are calculated in accordance with GAAP and are $21,291 and $12,710 for the three months ended March 31, 2026 and 2025, respectively.

Financial Condition, Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business with $397,314 in cash, cash equivalents, restricted cash and restricted cash equivalents as of March 31, 2026. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) financing arrangements and (iv) any future offerings of our equity or debt securities. Our primary use of cash will be for (i) acquisition of net lease assets, acquisition or origination of CRE debt investments and other real estate-related debt investments, (ii) the cost of operations (including the management fee and performance participation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan (as amended the "Share Repurchase Plan"), and (v) cash distributions (if any) to the holders of our common shares to the extent declared by our board of trustees.

Capital Resources

The following table summarizes our secured debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost
Mortgage loans(2)	5.74%	3/2/2031	$1,153,521	$1,151,955	5.72%	3/5/2031	$1,064,893	$1,063,201
Secured note(3)	S + 2.00%	1/1/2028	50,300	50,300	S + 2.00%	1/1/2028	50,300	50,300
Deferred financing costs, net				(8,982)				(8,845)
Total secured debt, net:			$1,203,821	$1,193,273			$1,115,193	$1,104,656
(1)
The term "S" represents the one-month SOFR, which was 3.65% and 3.88% as of March 31, 2026 and December 31, 2025, respectively.
(2)
Amortized cost is net of unamortized mortgage discount of $1,566 and $1,762 and premium of $0 and $70 as of March 31, 2026 and December 31, 2025, respectively.
(3)
Secured by an investment in real estate debt with the same benchmark rate and maturity date including two one-year extension options.

Cash Flows

Cash flows from operating activities were $21,291 for the three months ended March 31, 2026, primarily as a result of net rental revenue generated on our investments in real estate.

Cash flows used in investing activities were $23,866 for the three months ended March 31, 2026, primarily relating to the funding of construction costs related to a joint venture to construct a build-to-suit research and development facility subject to a net lease for a single tenant. Refer to “Note 6. Real Estate Under Development” for additional information.

Cash flows from financing activities were $265,044 for the three months ended March 31, 2026, primarily relating to proceeds from the Offering and secured debt.

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

Impairment of Investments in Unconsolidated Joint Ventures

We analyze investments in unconsolidated joint ventures for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investment in unconsolidated affiliates.

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

As of March 31, 2026, we had one investment in real estate debt and we estimated our CECL Allowance using the Weighted-Average Remaining Maturity (“WARM Method”), which FASB Staff Q&A Topic 326, No. 1 lists as an acceptable methodology for such estimation. Under the WARM Method we determine an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to our investment in real estate debt over its expected remaining term.

Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. We complied relevant historical loan loss reference data from an affiliate of our Adviser and third-party sources. Within this data, we focused our historical loss reference calculations on the subset of data most relevant to our one investment in real estate debt as of March 31, 2026 and December 31, 2025. The metrics we considered include asset type, geography and origination loan-to-value. We believe this historical loan loss reference data is the most relevant, available and comparable dataset to our portfolio.

Accrued interest related to our investment in real estate debt is excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.

In accordance with ASC 326, our CECL Allowance is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the real estate securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to our Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2026 and December 31, 2025.

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

As of March 31, 2026, we held one $76,004 investment in real estate debt financed by a $50,300 secured note. This investment in real estate debt and the related financing are floating-rate and indexed to SOFR, thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. For the three months ended March 31, 2026, a 50 basis point increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $129.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Financial Officer (“CFO”) and Head of Capital Markets. Based upon this evaluation, our CFO and Head of Capital Markets has concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CFO and Head of Capital Markets as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 5, 2026. There have been no material changes from the risk factors set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We are conducting the Offering to "accredited investors" (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The below table details the common shares sold in the Offering (primary and distribution reinvestment plan):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration(4)
January 2026(1)	1,520,309	$31,260
February 2026(2)	2,262,395	46,604
March 2026(3)	3,354,211	69,128
Total:	7,136,915	$146,992

(1)
Includes 895.357 of Class S common shares, 445,752 of Class I common shares, 32,622 of Class F-I common shares and 146,578 of Class E common shares.
(2)
Includes 1,162,801 of Class S common shares, 669,542 of Class I common shares, 4,369 of Class F-I common shares and 425,684 of Class E common shares.
(3)
Includes 1,614,793 of Class S common shares, 961,750 of Class I common shares, 1,942 of Class F-I common shares and 775,726 of Class E common shares.
(4)
Includes upfront selling commissions and dealer manager fees for Class S common shares of $639.

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

The table below sets forth common share repurchases by the Company during the three months ended March 31, 2026 under the Share Repurchase Plan:

Repurchase Date:	Total Number of Common Shares Repurchased	Average Purchase Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(2)
March 31, 2026	427,337	$20.58	427,337	—

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
3.2

Third Amended and Restated Declaration of Trust of North Haven Net REIT, dated March 5, 2026 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 5, 2026 and incorporated herein by reference)

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

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheet (Unaudited), (ii) Statement of Operations (Unaudited), (iii) Statement of Changes in Shareholders' Equity (Deficit) (Unaudited), (iv) Statement of Cash Flows (Unaudited), (v) Notes to the Financial Statements (Unaudited) and (vi) Cover Page

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Net REIT

May 11, 2026	By:	/s/ Douglas Armer_________________________________________________________
Douglas Armer
Chief Financial Officer and Head of Capital Markets
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)