Form 10-Q
period 2026-06-30
North Haven Net REIT
filed 2026-08-07
CIK 1999784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the issuer had the following shares outstanding: 18,335,160 Class F-S shares, 12,585,783 Class F-I shares, 23,511,893 Class S shares, 13,538,402 Class I shares, and 9,629,971 Class E shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands, except for share and per share data)

	June 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$1,983,812	$1,693,921
Investment in real estate debt, net(1)	75,629	74,921
Cash and cash equivalents	170,536	102,616
Restricted cash	70,769	32,229
Intangible assets, net	387,737	336,039
Real estate under development	175,823	100,991
Other assets	36,691	21,852
Total assets(2)	$2,900,997	$2,362,569
Liabilities
Secured debt, net	$1,193,502	$1,104,656
Tenant contributions related to real estate under development	100,821	71,434
Intangible liabilities, net	88,360	67,359
Subscriptions received in advance	68,644	30,871
Due to affiliates	67,267	49,455
Other liabilities	86,380	46,959
Total liabilities(2)	1,604,974	1,370,734
Commitments and contingencies (Note 16)	—	—
Redeemable common shares, par value Class E shares, $0.01 per share, 1,225,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (Note 9)	25,588	25,167
Redeemable non-controlling interests (Note 9)	2,775	514
Equity
Common shares, par value $0.01 per share, 69,993,602 and 52,131,183 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (Note 12)	700	521
Additional paid-in capital	1,348,573	997,431
Accumulated deficit and cumulative distributions	(93,531)	(44,141)
Equity	1,255,742	953,811
Non-controlling interests in third-party ventures	11,833	12,258
Non-controlling interest attributable to preferred shareholders	85	85
Total equity	1,267,660	966,154
Total liabilities and equity	$2,900,997	$2,362,569

(1)
Net of a current expected credit loss allowance of $0 and $549 as of June 30, 2026 and December 31, 2025, respectively.
(2)
The condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”), which can only be used to settle the obligations of the VIEs of $222,921 and $162,861 as of June 30, 2026 and December 31, 2025, respectively, and liabilities, which includes third-party liabilities, for which the creditors or beneficial interest holders do not have recourse against the Company of $170,543 and $118,654 as of June 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands, except for share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$45,801	$19,472	$86,931	$32,469
Total revenues	$45,801	$19,472	$86,931	$32,469
Expenses
Rental property operating	$5,059	$1,885	$8,710	$3,502
Depreciation and amortization	20,208	9,404	38,381	16,060
Management fees	2,711	—	4,884	—
Performance participation allocation	4,222	—	8,290	—
General and administrative	1,730	1,059	3,401	2,133
Total expenses	$33,930	$12,348	$63,666	$21,695
Other income (expenses)
Income from investment in real estate debt	$1,583	$1,694	$3,137	$3,365
Decrease in current expected credit loss allowance	549	—	549	—
Other income	2,487	2,021	4,548	5,838
Interest expense	(18,390)	(5,541)	(36,365)	(9,052)
Total other income (expenses)	$(13,771)	$(1,826)	$(28,131)	$151
Net income (loss)	$(1,900)	$5,298	$(4,866)	$10,925
Net income (loss) attributable to non-controlling interests in Operating Partnership unit holders	$(8)	$5	$(9)	$9
Net loss attributable to non-controlling interests in third-party ventures	$(5)	$(6)	$(10)	$(4)
Net income (loss) attributable to common shareholders	$(1,887)	$5,299	$(4,847)	$10,920
Net income (loss) per common share, basic and diluted (Note 14)	$(0.03)	$0.12	$(0.08)	$0.27
Weighted-average common shares outstanding, basic and diluted (Note 14)	67,931,460	42,973,606	62,943,889	40,810,541

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity	Non-controlling interests in third party ventures and attributable to preferred shareholders	Total Equity
March 31, 2026	59,385,429	$594	$1,139,688	$(67,514)	$1,072,768	$12,136	$1,084,904
Common shares issued	10,365,036	104	217,538	-	217,642	-	217,642
Common shares repurchased (Refer to Note 12 - Equity for gross per share)	(388,971)	(4)	(10,615)	-	(10,619)	-	(10,619)
Share class transfers	(56)	-	-	-	-	-	-
Amortization of restricted share grants	-	-	19	-	19	-	19
Offering costs	-	-	(10,901)	-	(10,901)	-	(10,901)
Distribution reinvestment	632,164	6	13,137	-	13,143	-	13,143
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(24,130)	(24,130)	-	(24,130)
Net loss ($8 loss allocated to redeemable non-controlling interests)	-	-	-	(1,887)	(1,887)	(5)	(1,892)
Distributions to non-controlling interests	-	-	-	-	-	(213)	(213)
Allocation to redeemable common shares	-	-	(168)	-	(168)	-	(168)
Allocation to redeemable non-controlling interests	-	-	(125)	-	(125)	-	(125)
June 30, 2026	69,993,602	$700	$1,348,573	$(93,531)	$1,255,742	$11,918	$1,267,660

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

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity	Non-controlling interests in third party ventures and attributable to preferred shareholders	Total Equity
December 31, 2025	52,131,183	$521	$997,431	$(44,141)	$953,811	$12,343	$966,154
Common shares issued	17,501,952	175	365,893	-	366,068	-	366,068
Common shares repurchased (Refer to Note 12 - Equity for gross per share)	(816,308)	(8)	(20,804)	-	(20,812)	-	(20,812)
Share class transfers	(68)	-	-	-	-	-	-
Amortization of restricted share grants	-	-	39	-	39	-	39
Offering costs	-	-	(17,763)	-	(17,763)	-	(17,763)
Distribution reinvestment	1,176,843	12	24,340	-	24,352	-	24,352
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(44,543)	(44,543)	-	(44,543)
Net loss ($9 loss allocated to redeemable non-controlling interests)	-	-	-	(4,847)	(4,847)	(10)	(4,857)
Distributions to non-controlling interests	-	-	-	-	-	(415)	(415)
Allocation to redeemable common shares	-	-	(420)	-	(420)	-	(420)
Allocation to redeemable non-controlling interests	-	-	(143)	-	(143)	-	(143)
June 30, 2026	69,993,602	$700	$1,348,573	$(93,531)	$1,255,742	$11,918	$1,267,660

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

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(4,866)	$10,925
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Management fees	4,884	—
Performance participation allocation	8,290	—
Straight-line rent adjustment	(8,593)	(2,498)
Amortization of below-market lease, net	(963)	(203)
Depreciation and amortization	38,381	16,060
Amortization of discount on mortgage loans	322	392
Amortization of real estate debt origination fees	(124)	(124)
Amortization of deferred financing costs	1,355	223
Amortization of restricted share grants	39	39
Change in current expected credit loss allowance	(549)	—
Changes in assets and liabilities
Other assets	510	103
Other liabilities	4,578	2,781
Due to affiliates	(750)	543
Net cash provided by operating activities	$42,514	$28,241
Cash flows from investing activities:
Acquisition of real estate	$(351,801)	$(402,885)
Funding of real estate debt	(35)	(83)
Investment in unconsolidated joint venture	—	(4,619)
Capital improvements to real estate	(865)	(1,014)
Funding of deferred lease costs	(60)	(6,198)
Cash assumed on investment in consolidated joint venture	—	7,857
Funding of construction	(53,457)	(5,127)
Change in earnest money and other deposits	(5,375)	100
Net cash used in investing activities	$(411,593)	$(411,969)
Cash flows from financing activities:
Proceeds from issuance of common shares	$331,280	$130,063
Subscriptions received in advance	68,644	22,193
Repurchase of common shares	(16,278)	(1,791)
Contributions from tenants	29,387	1,129
Payment of offering costs	(4,386)	(2,551)
Proceeds from mortgage loans	89,100	296,250
Payment of deferred financing costs	(643)	(3,659)
Change in earnest money deposit attributable to secured debt	(2,107)	—
Repayment of mortgage loans	(937)	(572)
Payment of distributions to common shareholders	(18,026)	(9,682)
Payment of distributions to Operating Partnership units	(83)	(15)
Payment of distributions to non-controlling interests	(412)	(50)
Net cash provided by financing activities	$475,539	$431,315
Net change in cash, cash equivalents and restricted cash	$106,460	$47,587
Cash, cash equivalents and restricted cash at the beginning of the period	134,845	291,338
Cash, cash equivalents and restricted cash at the end of the period	$241,305	$338,925
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$170,536	$316,076
Restricted cash	70,769	22,849

Total cash, cash equivalents and restricted cash	$241,305	$338,925
Supplemental disclosure:
Interest paid	$33,294	$7,745
Capital expenditures accrued, but not yet paid	$31,900	$6,016
Accrued deferred lease costs	$5,918	$—
Assumption of net assets from consolidated joint venture	$—	$7,857
Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans	$—	$51,000
Distribution reinvestment	$24,352	$12,293
Accrued distributions for common shareholders	$8,458	$4,125
Accrued distributions for redeemable non-controlling interests	$21	$3
Accrued shareholder servicing fees	$13,807	$5,394
Accrued offering costs	$—	$157
Issuance of redeemable Class E shares as payment for management fees	$3,918	$—
Issuance of redeemable Class E Operating Partnership units as payment for performance participation allocation	$4,068	$—
Accrued share repurchases	$12,459	$4,367
Allocation to redeemable common shares	$420	$174
Allocation to redeemable non-controlling interests	$143	$10

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

The Company is the sole general partner of NH Net REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is consolidated by the Company and substantially all the Company’s operations are conducted through the Operating Partnership. The Company owns 99.9% of the Operating Partnership and NH Net REIT Special Limited Partner LP, an affiliate of Morgan Stanley (the “Special Limited Partner”), owns a special limited partner interest in the Operating Partnership.

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

As of June 30, 2026, the Company owned 38 net lease investments in the industrial sector, seven net lease investments in the retail sector, one net lease investment in the healthcare sector, two parcels of land under development pursuant to build-to-suit arrangements and one investment in real estate debt.

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

The Operating Partnership is considered to be a VIE. Substantially all of the Company’s operations are conducted through the Operating Partnership and the Company consolidates this entity as it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financings, budgets, and overall operating plans. The Company meets the VIE disclosure exemption criteria.

As of June 30, 2026, the Company owned (i) a 95% interest in a joint venture, which is considered to be a VIE and (ii) a preferred equity interest in a joint venture, which is considered to be a VIE, both of which the Company consolidates because it is the primary beneficiary. Refer to “Note 6. Real Estate Under Development” for additional information.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of June 30, 2026 and December 31, 2025, the Company held $114,389 and $60,333, respectively, in cash equivalents. Income generated on our cash and cash equivalents is recorded in the period in which it is earned under other income in the condensed consolidated statements of operations.

Restricted Cash

Restricted cash primarily consist of cash received for subscriptions prior to the date in which shareholders are admitted into the Company and, to a lesser extent, cash held in escrow for property taxes and capital expenditures by a third-party loan servicer. The Company’s restricted cash was $70,769 and $32,229 as of June 30, 2026 and December 31, 2025, respectively, and is held in bank accounts controlled by the Company’s transfer agent and loan servicer but in the name of the Company.

Investments in Real Estate

When acquiring a property, the Company determines whether the acquisition should be accounted for as a business combination or an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” For both a business combination and an asset acquisition, the Company records the identifiable assets acquired and liabilities assumed in the acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase and expenses acquisition-related costs as incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions. As of June 30, 2026, the Company held 46 investments in real estate, comprised of 63 properties, and each acquisition was accounted for as an asset acquisition.

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

For the three and six months ended June 30, 2026, the Company recognized depreciation expense of $12,321 and $23,518, respectively, and for the three and six months ended June 30, 2025, the Company recognized depreciation expense of $6,288 and $10,573, respectively, which was recorded as depreciation and amortization in the condensed consolidated statements of operations.

Significant improvements to properties are capitalized within investments in real estate on the Company’s condensed consolidated balance sheets whereas repairs and maintenance are expensed as incurred and recorded in rental property operating expense in the Company’s condensed consolidated statements of operations.

Real estate investments are evaluated for impairment on a quarterly basis. The Company considers the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate investment is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate investment over the estimated remaining holding period is less than the carrying value of such investment. An impairment charge is recorded equal to the excess of the carrying value of the real estate investment over the fair value. When determining the fair value of a real estate investment, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of June 30, 2026 and December 31, 2025, the Company has not recorded any impairments on its investments in real estate.

Investments in Unconsolidated Joint Ventures

The Company accounts for joint venture investments using the equity method of accounting when its interest represents a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when its interest does not represent a general partnership interest and it does not control the major operating and financial policies these investments. These investments are initially recorded at cost as investments in unconsolidated joint ventures and are subsequently adjusted for their share of earnings and cash contributions and distributions. To the extent the Company’s cost basis at formation of the joint ventures are different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in earnings of unconsolidated joint ventures.

The Company analyzes its investments in unconsolidated joint ventures for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and subject to future events that may alter its assumptions, the Company may be required to recognize future impairment losses on its investments in unconsolidated affiliates. As of June 30, 2026 and December 31, 2025, the Company did not have any investments in unconsolidated joint ventures.

Redeemable Common Shares

The Company classifies common shares held by its affiliate as redeemable common shares on its condensed consolidated balance sheets at redemption value. Redemption value is determined based on the Company’s NAV per share of the applicable share class as of the reporting date. Changes in the value of redeemable common shares are recorded within additional paid-in capital.

Revenue Recognition

The Company’s primary source of revenues is rental revenue, which is accounted for under ASC Topic 842, “Leases.” Rental revenue primarily consists of fixed contractual base rent, and, to a lesser extent, tenant reimbursements, arising from tenant operating leases at the Company’s properties. Rent under leases where collection is deemed probable is recognized as revenue on a straight-line basis, including any determinable rent step-up or abatement provisions, over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Leases that are deemed uncollectible are recognized as a reduction to rental revenue through a reversal of deferred rent. Any future cash receipts on leases that are deemed uncollectible will be recorded as income on a cash basis. The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. The Company exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. As of June 30, 2026 and December 31, 2025, all rent collection was deemed probable.

The Company’s investment in real estate debt consists of one commercial mortgage loan secured by real estate and is classified as held-to-maturity. The Company recognizes interest income on this loan using the effective interest method. Upfront origination fees are deferred and recognized over the life of the loan as an adjustment to yield under the effective interest method. Interest income and amortization of upfront origination fees are recorded under income from our investment in real estate debt in the condensed consolidated statements of operations.

Loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments that are contractually due. When a loan is placed on non-accrual status, interest is only recognized when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments that are contractually due. As of June 30, 2026 and December 31, 2025, there were no loans on non-accrual status.

Current Expected Credit Losses

The current expected credit loss allowance (“CECL Allowance”) is an allowance for losses required under the ASC Topic 326, “Financial Instruments—Credit Losses” (“ASC 326”), which reflects the Company's current estimate of potential credit losses related to its investment in real estate debt included in its condensed consolidated balance sheets as a reduction of the carrying value of the investment. Changes to the CECL Allowance is recognized through net income on the Company’s condensed consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL Allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. ASC 326 requires that all financial instruments within its scope have some amount of loss allowance regardless of credit quality, subordinate capital or other mitigating factors.

As of June 30, 2026 and December 31, 2025, the Company had one investment in real estate debt and the CECL Allowance was estimated using the Weighted-Average Remaining Maturity (“WARM Method”). Under the WARM Method, the Company determines an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to its investment in real estate debt over its expected remaining term. There was no current expected credit loss allowance recorded by the Company as of June 30, 2026 as a result of the repayment of its investment in real estate debt subsequent to the end of the period.

Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. The Company compiled relevant historical loan loss reference data from an affiliate of the Adviser and third-party sources. Within this data, the Company focused our historical loss reference calculations on the subset of data most relevant to its one investment in real estate debt as of June 30, 2026 and December 31, 2025. The metrics considered by the Company include asset type, geography and origination loan-to-value. The Company believes this historical loan loss reference data is the most relevant, available and comparable dataset to its portfolio. In the future, the Company may use other acceptable methods, such as a probability-of-default/loss-given-default method.

Accrued interest related to the Company’s investment in real estate debt is excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.

Estimation of Economic Conditions

In accordance with ASC 326, the CECL Allowance is adjusted to reflect the Company’s estimation of the current and future economic conditions that impact the performance of the real estate securing its loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company’s loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to the Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting the Company’s portfolio could vary significantly from the estimates it made as of December 31, 2025. There was no current expected credit loss allowance recorded by the Company as of June 30, 2026 as a result of the repayment of its investment in real estate debt subsequent to the end of the period.

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

The Company had no deferred tax asset or liability as of June 30, 2026 or December 31, 2025. For the three and six months ended June 30, 2026 and 2025, there were no unrecognized tax benefits. The Company is subject to U.S. federal, state and local income tax examinations by taxing authorities for the calendar years 2023 through 2025.

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

3. Investments in Real Estate, net

Investments in real estate, net consisted of the following:

	June 30, 2026	December 31, 2025
Building and building improvements	$1,343,770	$1,124,964
Land and land improvements	536,588	467,149
Site improvements	158,763	133,599
Total	2,039,121	1,725,712
Accumulated depreciation	(55,309)	(31,791)
Investments in real estate, net	$1,983,812	$1,693,921

Acquisitions

The following table details acquisition values, including capitalized costs, property types and total rentable square feet for acquisitions made by the Company during the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026			2025
Property Type	Acquisition value	Number of properties	Square feet (in thousands)	Acquisition value	Number of properties	Square feet (in thousands)
Industrial	$270,985	18	4,843	$453,885	7	2,342
Retail	86,095	3	325	—	—	—
Total:	$357,080	21	5,168	$453,885	7	2,342

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2026 and 2025:

	For the Six Months June 30,
	2026	2025
Building and building improvements	$218,806	$280,449
Land and land improvements	69,439	77,043
Site improvements	24,298	31,732
In-place leases	55,161	32,786
Leasing commissions	13,269	11,139
Above-market lease	236	25,986
Below-market lease	(24,129)	(5,250)
Total purchase price	$357,080	$453,885
Assumed borrowings(1)	—	(51,000)
Net purchase price	$357,080	$402,885

(1)
Refer to “Note 7. Secured Debt, net” for more information on mortgage loans assumed.

Acquisition-related intangible assets and liabilities are recorded in intangible assets, net and intangible liabilities, net, respectively, on the condensed consolidated balance sheets.

4. Investment in Real Estate Debt, Net

The following table details the Company’s investment in real estate debt:

	June 30, 2026
Loan Type	Principal Balance	Deferred Fees	Carrying Value	Coupon(1)	Maturity Date	Property Type	Location
First mortgage	$76,004	$375	$75,629	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Represents the one-month SOFR, which was 3.68% as of June 30, 2026.

	December 31, 2025
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,969	$499	$74,921	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $549 CECL Allowance.
(2)
Represents the one-month SOFR, which was 3.88% as of December 31, 2025.

CECL Allowance

During the three months ended June 30, 2026, the Company reversed its CECL allowance as a result of the repayment of its investment in real estate debt subsequent to the end of the period. During the three and six months ended June 30, 2025, the Company did not record any charge-offs or recoveries related to its investment in real estate debt.

As of June 30, 2026, the Company’s investment in real estate debt was not delinquent.

5. Intangibles

The following table summarizes the identified intangible assets:

	June 30, 2026				December 31, 2025
Intangible assets:	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)
In-place leases	$285,735	$(24,954)	$260,781	12.5	$230,514	$(13,420)	$217,094	11.9
Leasing commissions	85,410	(7,311)	78,099	12.6	72,141	(3,982)	68,159	12.1
Above-market lease	53,761	(4,904)	48,857	11.6	53,525	(2,739)	50,786	12.1
Total intangible assets:	$424,906	$(37,169)	$387,737	12.4	$356,180	$(20,141)	$336,039	12.0

During the three and six months ended June 30, 2026, the Company recognized $7,887 and $14,863, respectively, of amortization related to its in-place lease intangible assets and leasing commissions, which is recorded as a component of depreciation and amortization in the condensed consolidated statements of operations.

During the three and six months ended June 30, 2026, the Company recognized $1,084 and $2,165, respectively, of amortization related to above-market lease intangible assets, which is recorded as a decrease to rental revenue in the condensed consolidated statements of operations.

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

The following table summarizes the identified intangible liabilities:

	June 30, 2026				December 31, 2025
Intangible liabilities:	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)
Below-market lease	$95,332	$(6,972)	$88,360	13.1	$71,203	$(3,844)	$67,359	13.1
Total intangible liabilities:	$95,332	$(6,972)	$88,360	13.1	$71,203	$(3,844)	$67,359	13.1

During the three and six months ended June 30, 2026, the Company recognized $1,668 and $3,128, respectively, of amortization related to below-market lease intangible liabilities, which is recorded as an increase to rental revenue in the condensed consolidated statements of operations.

During the three and six months ended June 30, 2025, the Company recognized $504 and $984, respectively, of amortization related to below-market lease intangible liabilities, which is recorded as an increase to rental revenue in the condensed consolidated statements of operations.

The estimated future amortization of the Company’s intangible assets and liabilities for each of the next five years and thereafter as of June 30, 2026, is as follows:

Year	In-place leases	Leasing commissions	Above-market lease	Below-market lease
2026 (Remaining)	$19,345	$5,993	$3,259	$5,780
2027	25,764	7,990	4,345	7,707
2028	25,703	7,983	4,345	7,707
2029	25,703	7,916	4,345	7,706
2030	24,896	6,809	4,345	7,696
Thereafter	139,370	41,408	28,218	51,764
Total	$260,781	$78,099	$48,857	$88,360

6. Real Estate Under Development

Nokia Bell Labs

In June 2025, the Company acquired a preferred equity interest in a joint venture, which is considered to be a VIE of which the Company is the primary beneficiary and as such is consolidated within the Company’s condensed consolidated financial statements. The purpose of the joint venture is to construct a build-to-suit research and development facility subject to a net lease for a single tenant. The Company accounted for this transaction as an asset acquisition under ASC 805 and a summary of the purchase price allocation, inclusive of capitalized costs, as of the acquisition date is below:

Amounts
Cash	$13,602
Land	20,113
Construction in progress	14,903
Tenant improvements	4,679
Prepaid expenses	2,255
Accounts payable	(3,731)
Tenant contributions related to real estate under development	(35,730)
Total purchase price	$16,091
Non-controlling interest	(10,346)
Net purchase price	$5,745

The land is 130,547 square feet and located in New Brunswick, New Jersey. The land, construction in progress and tenant improvements are recorded as real estate under development on the condensed consolidated balance sheets. As of June 30, 2026, the Company funded $91,546 in costs related to the development, which are recorded as real estate under development on the condensed consolidated balance sheets.

As of June 30, 2026, the tenant contributed an aggregate $100,821 used to fund costs related to the development, which are recorded as tenant contributions related to real estate under development on the condensed consolidated balance sheets.

The interest held by the Company’s joint venture partner is $9,672 and recorded as non-controlling interests on the condensed consolidated balance sheets.

Jewel Osco

In August 2025, the Company purchased a 242,355 square foot parcel of land in St. John, Indiana for $5,144, inclusive of closing costs in connection with a built-to-suit arrangement for a single tenant. As of June 30, 2026, the Company funded $10,989 in costs related to the development, which, along with the land, is recorded as real estate under development on the condensed consolidated balance sheets.

7. Secured Debt, net

The following table details the Company’s debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost
Mortgage loans(2)	5.74%	3/3/2031	$1,153,057	$1,151,686	5.72%	3/5/2031	$1,064,893	$1,063,201
Secured note(3)	S + 2.00%	1/1/2028	50,300	50,300	S + 2.00%	1/1/2028	50,300	50,300
Deferred financing costs, net				(8,484)				(8,845)
Total secured debt, net:			$1,203,357	$1,193,502			$1,115,193	$1,104,656

(1)
The term “S” represents one-month SOFR, which was 3.68% and 3.88% as of June 30, 2026 and December 31, 2025, respectively.
(2)
Amortized cost is net of unamortized mortgage discount of $1,370 and $1,762 and premium of $0 and $70 as of June 30, 2026 and December 31, 2025, respectively.
(3)
Secured by an investment in real estate debt with the same benchmark rate and maturity date including two one-year extension options.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all of its covenants related to its mortgage loans and secured note.

The following table summarizes the future principal payments due under our secured debt, based on their maturities assuming all extension options have been exercised, as of June 30, 2026:

Year	Amount
2026 (Remaining)	$952
2027	2,069
2028	58,443
2029	974
2030	744,231
Thereafter	396,688
Total:	$1,203,357

8. Other Assets and Other Liabilities

The following table details the components of the Company’s other assets at the dates indicated:

	June 30, 2026	December 31, 2025
Straight-line rent receivables	$16,859	$8,266
Earnest money deposit	8,684	1,202
Tenant receivables	6,234	6,258
Prepaid expenses	4,445	5,594
Interest receivable	469	532
Total other assets:	$36,691	$21,852

The following table details the components of the Company’s other liabilities at the dates indicated:

	June 30, 2026	December 31, 2025
Construction payable	$31,900	$11,738
Redemptions payable	12,459	6,083
Distribution payable	8,479	6,292
Accrued property expenses	7,450	4,958
Unearned rental income	6,756	6,391
Due to tenants	6,484	—
Accrued deferred lease costs	5,918	5,918
Interest payable	5,169	4,018
Other	1,765	1,561
Total other liabilities:	$86,380	$46,959

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

The obligations of the Company under the Credit Agreement are secured by (i) a pledge of the equity interests of certain of the Company’s subsidiaries, (ii) a pledge of certain intercompany promissory notes issued to one or more of the Loan Parties that is a pledgor and (iii) all proceeds of the foregoing, in each case subject to certain exclusions set forth in the Credit Agreement and related loan documents. At the option of the Company, the amounts outstanding under the Credit Agreement will bear interest at either (i) a rate equal to term SOFR or daily simple SOFR plus a margin rate ranging from 1.40% to 2.25% or (ii) a base rate based on the highest of (A) Federal Funds Rate plus half of 1%, (B) BofA’s prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%. The Revolving Credit Facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% and is payable quarterly in arrears. The Revolving Credit Facility is prepayable, in whole or in part, at any time without premium or penalty. As of June 30, 2026 and December 31, 2025, the Company had no outstanding balance on the Revolving Credit Facility.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants related to the Revolving Credit Facility.

9. Redeemable Common Shares and Non-Controlling Interests

On April 1, 2024, MSREI Holding, Inc., an affiliate of the Adviser purchased 1,225,000 Class E shares of the Company and the Special Limited Partner purchased 25,000 Class E Operating Partnership units, in each case, at a price per share/unit equal to $20.00 (the “Morgan Stanley Equity Investment”). Each of the offers and sales of the shares/Operating Partnership units described above was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.

MSREI Holding and the Special Limited Partner have agreed to hold the Class E shares/Operating Partnership units issued in respect of the Morgan Stanley Equity Investment until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) April 1, 2027, which is three years after the initial closing of the Offering. Following such date, each quarter MSREI Holding and the Special Limited Partner may request, with respect to the Morgan Stanley Equity Investment, that the Company repurchase (each, a “MS Repurchase”), a number of Class E shares/ Operating Partnership units in an amount equal to the amount available under the 5% quarterly cap set forth in the Company’s share repurchase plan (as amended, the "Share Repurchase Plan"), but only after the Company first satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the Share Repurchase Plan. Notwithstanding the foregoing, for so long as Morgan Stanley or its affiliate acts as investment adviser to the Company, the Company will not affect any MS Repurchase during any quarter in which the full amount of all common shares requested to be repurchased by shareholders other than Morgan Stanley and its affiliates under the Share Repurchase Plan is not repurchased or when the Share Repurchase Plan has been suspended.

As of June 30, 2026, Class E shares held by MSREI Holding and Class E Operating Partnership units held by the Special Limited Partner pursuant to the Morgan Stanley Equity Investment are classified in mezzanine equity because the Company is required to repurchase or redeem these Class E shares or Class E Operating Partnership units, as applicable, upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed above).

The Class E shares held by MSREI Holding are classified as redeemable common shares on the Company’s condensed consolidated balance sheets. The following table summarizes the changes in the Company’s outstanding redeemable common shares for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Balance at the beginning of the year	1,225,000	1,225,000
Issuance of common shares	188,987	—
Repurchase of common shares	(188,987)	—
Ending Balance	1,225,000	1,225,000

Redeemable common shares are recorded at their redemption value, which is equivalent to fair value, of such Class E shares at the end of each measurement period. During the six months ended June 30, 2026 and 2025, there was an allocation of $420 and $174, respectively, to the redeemable common shares in connection with this fair value measurement.

The Class E Operating Partnership units held by the Special Limited Partner are classified as redeemable non-controlling interests on the Company’s condensed consolidated balance sheets. Redeemable non-controlling interests are recorded at the greater of their carrying amount, adjusted for their share of the allocation of income or loss and dividends, or their redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.

The following table details the activity of redeemable non-controlling interests related to the Special Limited Partner for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Balance at the beginning of the year	$514	$505
Settlement of prior performance participation allocation	4,068	—
Repurchases	(1,840)	—
GAAP income (loss) allocation	(9)	9
Distributions	(101)	(15)
Fair value allocation	143	10
Ending Balance	$2,775	$509

During the three and six months ended June 30, 2026, the Company issued 196,057 Class E Operating Partnership units to the Special Limited Partner as settlement for the accrued performance participation allocation. During the three and six months ended June 30, 2026, the Company repurchased 88,225 Class E Operating Partnership units from the Special Limited Partner.

10. Related Party Transactions

The following table details the components of due to affiliates:

	June 30, 2026	December 31, 2025
Accrued shareholder servicing fees	$56,492	$43,118
Performance participation allocation payable	4,222	—
Advanced operating expenses	3,853	4,371
Advanced organization and offering expenses	1,734	1,966
Management fee payable	966	—
Due to affiliates	$67,267	$49,455

Organization and Offering Expenses and Operating Expenses

The Adviser advanced organization and offering expenses (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursement for customary travel, lodging and meals, but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) and certain operating expenses on the behalf of the Company through April 1, 2025, which was 12 months following the initial closing of the Offering. The Company began to reimburse the Adviser for all such advanced expenses ratably over a 60-month period following April 1, 2025. Such reimbursement may be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in the Company’s common shares or Operating Partnership units, the Company may repurchase such common shares or Operating Partnership units from the Adviser at a later date.

The table below summarizes expenses advanced by the Adviser and reimbursements made by the Company as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
Expense Type	Amount Advanced	Amount Reimbursed	Remaining Balance	Amount Advanced	Amount Reimbursed	Remaining Balance
Operating	$5,147	$1,294	$3,853	$5,147	$776	$4,371
Organization and offering	2,315	581	1,734	2,315	349	1,966
Total:	$7,462	$1,875	$5,587	$7,462	$1,125	$6,337

During the three and six months ended June 30, 2026, the Company reimbursed the Adviser $375 and $750, respectively, for advanced organization, offering and operating expenses. During the three and six months ended June 30, 2025, the Company reimbursed $375 for advanced organization, offering and operating expenses.

Dealer Manager

On April 28, 2025, the Company and the Dealer Manager entered into the Amended and Restated Dealer Manager Agreement, including a revised form of Participating Broker-Dealer Agreement to be entered into with certain broker-dealers, to make certain updates to reflect the designation of the new Class F-IO shares and Class IO shares.

On June 4, 2026, the Company and Morgan Stanley Distribution, Inc. entered into the Second Amended and Restated Dealer Manager Agreement, including a revised form of Participating Broker-Dealer Agreement to be entered into with certain broker-dealers, to make certain updates to reflect the designation of the new Class L-S shares and Class L-I shares.

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class F-S share and Class S share sold in the Offering. For the three and six months ended June 30, 2026, the Company incurred $863 and $1,502, respectively, in upfront selling commissions. For the three and six months ended June 30, 2025, the Company incurred $307 and $596, respectively, in upfront selling commissions. Upfront selling commissions are charged against additional paid-in-capital as offering costs.

The Company pays the Dealer Manager selling commissions equal to 0.85% per annum of the aggregate NAV of our outstanding Class F-S shares and Class S shares over time as shareholder servicing fees for ongoing services rendered to shareholders. Shareholder servicing fees are accrued upon the sale of Class F-S shares and Class S shares and are based upon our best estimate of aggregate fees payable. For the three and six months ended June 30, 2026, the Company incurred $10,038 and $16,262, respectively, in shareholder servicing fees. For the three and six months ended June 30, 2025, the Company incurred $3,603 and $7,049, respectively, in shareholder servicing fees. Shareholder servicing fees are charged against additional paid-in-capital as offering costs.

There are no upfront selling commissions or shareholder servicing fees for Class I shares, Class F-I shares or Class E shares.

Operating Partnership Agreement

On April 28, 2025, the Company, on behalf of itself as the general partner and on behalf of the limited partners thereto, entered into the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership. The Second Amended and Restated Limited Partnership Agreement of the Operating Partnership amends the prior version of the agreement to make certain updates to reflect the new Class F-IO shares and Class IO shares and to establish two new corresponding classes of units of the Operating Partnership, designated as Class F-IO Operating Partnership units and Class IO Operating Partnership units.

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

On June 4, 2026, the Company, on behalf of itself as the general partner and on behalf of the limited partners thereto, entered into the Fourth Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Fourth Amended Operating Partnership Agreement”). The Fourth Amended Operating Partnership Agreement amends and restates the prior version of the agreement to make certain updates to reflect the new Class L-S shares and Class L-I shares and to establish two new corresponding classes of units of the Operating Partnership, designated as Class L-S Operating Partnership units and Class L-I Operating Partnership units. The preferences, rights, restrictions, qualifications, and terms and conditions of conversion and redemption for the Class L-S Operating Partnership units and Class L-I Operating Partnership units are substantially similar to the rights, preferences and terms of the other classes of Operating Partnership units.

Advisory Agreement

On April 28, 2025, the Company, the Operating Partnership and the Adviser entered into the Amended and Restated the Advisory Agreement, to make certain updates to reflect the designation of the new Class F-IO shares and Class IO shares.

On June 4, 2026, the Company, the Operating Partnership and the Adviser entered into the Second Amended and Restated the Advisory Agreement, to make certain updates to reflect the designation of the new Class L-S shares and Class L-I shares.

Certain affiliates of the Company, including the Adviser, receives fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Company pays the Adviser a management fee equal to (1) 0.50% of NAV of Class F-S shares and Class F-I shares, plus (2) 1.25% of NAV for shares classes other than the Class F-S shares and Class F-I shares, except Class E shares, in each case, per annum payable monthly. Additionally, to the extent that the Operating Partnership issues

Operating Partnership units to parties other than the Company, the Operating Partnership pays the Adviser a management fee equal to (1) 0.50% of the NAV of the Operating Partnership attributable to Class F-S and Class F-I Operating Partnership units not held by the Company, plus (2) 1.25% of NAV of the Operating Partnership attributable to units other than Class F-S and Class F-I Operating Partnership units not held by the Company except Class E Operating Partnership units, in each case, per annum payable monthly in arrears. The management fee may be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. The Adviser agreed to waive the management fee through April 1, 2025, which is 12 months following the initial closing of the Offering, and further waived the management fee through December 31, 2025.

During the three and six months ended June 30, 2026, the Company incurred management fees of $2,711 and $4,884, respectively, which are recorded in the condensed consolidated statements of operations. During the three and six months ended June 30, 2026, the Company paid management fees of $2,521 and $3,918, respectively, through the issuance of 121,128 and 188,987 redeemable Class E shares, respectively. The redeemable Class E shares were issued at the applicable NAV per share at the end of the month that the management fee was incurred. During the three and six months ended June 30, 2026, the Company repurchased redeemable Class E shares of 121,128 and 188,987, respectively, for proceeds of $2,463 and $3,862, respectively, from the Adviser. The repurchase price was the most recently determined NAV per share at the time of the repurchase.

In addition, so long as the Advisory Agreement has not been terminated between the Company and the Adviser, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive in the aggregate an allocation from the Operating Partnership equal to 12.5% of the Total Return with respect to all of the Operating Partnership units, except Class E Operating Partnership units, subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of Operating Partnership units, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership). Such allocations are made annually and accrue monthly. Distributions on the performance participation interest may be payable in cash or Class E Operating Partnership units, or any combination thereof, at the election of the Special Limited Partner. The Special Limited Partner agreed to waive the performance participation through April 1, 2025, which is 12 months following the initial closing of the Offering, and further waived the performance participation allocation through December 31, 2025.

During the three and six months ended June 30, 2026, the Company incurred a performance participation allocation of $4,222 and $8,290, respectively, which is recorded in the condensed consolidated statements of operations. During the three and six months ended June 30, 2026, the Company paid an accrued performance participation allocation of $4,068 through the issuance of 196,057 Class E Operating Partnership units, which were issued at the most recently determined NAV per share at the time of payment. During the three and six months ended June 30, 2026, the Company repurchased 88,225 Class E Operating Partnership units from the Special Limited Partner, at the most recently determined NAV per share at the time of the repurchase, for proceeds of $1,840.

The Company may retain certain of the Adviser’s affiliates, from time to time, for services relating to its investments or its operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below-market rates. As of June 30, 2026 and December 31, 2025, the Company has not retained an affiliate of the Adviser for any such services.

11. Leases

The Company’s rental revenue primarily consists of rent earned from operating leases in the Company’s net leased portfolio which consists of fixed annual rents that escalates annually throughout the term of the leases, and the tenants are generally responsible for all property-related expenses, including taxes, insurance, and maintenance. As of June 30, 2026 and December 31, 2025, the Company’s investments in real estate are leased to single tenants on a net lease basis.

The following table details the components of operating lease income from the leases of which the Company is the lessor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease payments	$35,879	$16,155	$68,995	$26,345
Straight-line rent adjustment	4,479	1,577	8,593	2,498
Variable lease payments(1)	4,859	1,894	8,380	3,423
Amortization of (above)- and below-market leases, net	584	(154)	963	203
Total rental revenue:	$45,801	$19,472	$86,931	$32,469

(1)
Consists of tenant reimbursements.

The following table presents the undiscounted future minimum rents the Company expects to receive from its net lease properties classified as operating leases as of June 30, 2026:

Year	Future Minimum Rents(1)
2026 (Remaining)	$78,702
2027	162,476
2028	183,006
2029	187,710
2030	180,114
Thereafter	1,569,333
Total:	$2,361,341

(1)
Aggregate base rents of $478,193 related to executed leases that have not yet commenced are excluded.

12. Equity

As of June 30, 2026, the Third Amended and Restated Declaration of Trust of the Company, dated June 4, 2026, authorized the Company to issue an unlimited number of common shares, including an unlimited number of shares classified as Class T shares, Class F-T shares, Class S shares, Class F-S shares, Class L-S shares, Class D shares, Class F-D shares, Class I shares, Class F-I shares, Class L-I shares and Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share.

The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees and gross distributions, as well as different management fees and performance participation allocations. Refer to “Note 10. Related Party Transactions” for more information.

The below table details shares issued and outstanding for the classes of common shares outstanding as of June 30, 2026 and December 31, 2025:

Share Class	June 30, 2026	December 31, 2025
Class S common shares, $0.01 par value per share	20,551,859	11,271,609
Class F-S common shares, $0.01 par value per share	18,273,162	18,363,286
Class I common shares, $0.01 par value per share	11,459,315	7,043,621
Class F-I common shares, $0.01 par value per share	12,185,241	10,741,516
Class E common shares, $0.01 par value per share	7,524,025	4,711,151
Total:	69,993,602	52,131,183

The table below details activity related to the Company’s outstanding common share classes for the three and six months ended June 30, 2026:

	For the Three Months Ended June 30, 2026
	Class S	Class F-S	Class I	Class F-I	Class E	Total
March 31, 2026	15,034,345	18,213,038	8,893,474	11,098,425	6,146,147	59,385,429
Common shares issued	5,534,306	—	2,497,443	1,061,333	1,271,954	10,365,036
Distribution reinvestment	151,386	185,135	83,234	100,866	111,543	632,164
Common shares repurchased	(155,769)	(118,166)	(12,386)	(77,823)	(24,827)	(388,971)
Share class transfers	(12,409)	(6,845)	(2,450)	2,440	19,208	(56)
June 30, 2026	20,551,859	18,273,162	11,459,315	12,185,241	7,524,025	69,993,602

	For the Six Months Ended June 30, 2026
	Class S	Class F-S	Class I	Class F-I	Class E	Total
December 31, 2025	11,271,609	18,363,286	7,043,621	10,741,516	4,711,151	52,131,183
Common shares issued	9,207,257	—	4,574,487	1,100,266	2,619,942	17,501,952
Distribution reinvestment	262,086	372,476	149,870	193,019	199,392	1,176,843
Common shares repurchased	(176,684)	(229,932)	(301,082)	(77,823)	(30,787)	(816,308)
Share class transfer	(12,409)	(232,668)	(7,581)	228,263	24,327	(68)
June 30, 2026	20,551,859	18,273,162	11,459,315	12,185,241	7,524,025	69,993,602

The table below details activity related to the Company’s outstanding common share classes for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025
	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E	Total
March 31, 2025	4,455,704	18,592,527	1,964,394	—	10,475,346	—	3,267,600	38,755,571
Common shares issued	2,071,295	—	1,160,244	231,116	77,038	—	500,250	4,039,943
Distribution reinvestment	44,208	149,621	19,690	1,561	58,204	11,696	40,173	325,153
Common shares repurchased	(8,862)	(182,021)	—	—	(10,316)	—	(13,795)	(214,994)
Share class transfer	—	—	(149,124)	149,124	(2,616,731)	2,616,731	—	—
June 30, 2025	6,562,345	18,560,127	2,995,204	381,801	7,983,541	2,628,427	3,794,228	42,905,673

	For the Six Months Ended June 30, 2025
	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E	Total
December 31, 2024	2,540,134	18,504,342	1,060,070	—	9,723,315	—	2,878,124	34,705,985
Common shares issued	3,960,341	—	2,055,066	231,116	764,385	—	874,711	7,885,619
Distribution reinvestment	72,005	295,280	29,192	1,561	122,888	11,696	74,326	606,948
Common shares repurchased	(10,135)	(239,495)	—	—	(10,316)	—	(32,933)	(292,879)
Share class transfer	—	—	(149,124)	149,124	(2,616,731)	2,616,731	—	—
June 30, 2025	6,562,345	18,560,127	2,995,204	381,801	7,983,541	2,628,427	3,794,228	42,905,673

Share Repurchase Plan

Our board of trustees adopted the Share Repurchase Plan, pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of our common shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares) is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of each of the immediately preceding three months). Shares or Operating Partnership units issued to the Adviser and the Special Limited Partner pursuant to the Advisory Agreement or with respect to the performance participation allocation, respectively, are not subject to these repurchase limitations. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under the Share Repurchase Plan, to the extent we choose to repurchase shares in any particular quarter, we will only repurchase shares as of the opening of the last business day of that quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. The one-year holding period is measured as of the subscription closing date immediately following the prospective Repurchase Date.

During the three months ended June 30, 2026, the aggregate proceeds used by the Company to repurchase shares were $3,231 for Class S shares, $2,465 for Class F-S shares, $257 for Class I shares, $1,623 for Class F-I shares and $3,043 for Class E shares.

During the six months ended June 30, 2026, the aggregate proceeds used by the Company to repurchase shares were $3,662 for Class S shares, $4,772 for Class F-S shares, $6,193 for Class I shares, $1,623 for Class F-I shares and $4,565 for Class E shares.

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

The Company had no unfulfilled repurchase requests during the three and six months ended June 30, 2026 and 2025.

Distributions

The table below details the Company’s distribution per share for the Company’s common share classes for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026			2025
	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share
Class S	$0.3497	$(0.0440)	$0.3057	$0.3045	$(0.0430)	$0.2615
Class F-S	$0.3856	$(0.0442)	$0.3414	$0.3045	$(0.0430)	$0.2615
Class I	$0.3497	$-	$0.3497	$0.3045	$-	$0.3045
Class IO	$-	$-	$-	$0.3045	$-	$0.3045
Class F-I	$0.3856	$-	$0.3856	$0.3045	$-	$0.3045
Class F-IO	$-	$-	$-	$0.3045	$-	$0.3045
Class E	$0.4680	$-	$0.4680	$0.3045	$-	$0.3045

	For the Six Months Ended June 30,
	2026			2025
	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share
Class S	$0.6960	$(0.0876)	$0.6084	$0.6078	$(0.0860)	$0.5218
Class F-S	$0.7672	$(0.0880)	$0.6792	$0.6078	$(0.0860)	$0.5218
Class I	$0.6960	$-	$0.6960	$0.6078	$-	$0.6078
Class IO	$-	$-	$-	$0.3045	$-	$0.3045
Class F-I	$0.7672	$-	$0.7672	$0.6078	$-	$0.6078
Class F-IO	$-	$-	$-	$0.3045	$-	$0.3045
Class E	$0.9310	$-	$0.9310	$0.6078	$-	$0.6078

Share-Based Compensation

In April 2026, the Company’s board of trustees were granted $79 in aggregate compensation in the form of 3,820 restricted Class E shares. The shares were issued at the most recent NAV per share of $20.62 and the shares, and their related distributions, are subject to a one-year vesting period.

In April 2025, the Company’s board of trustees were granted $79 in aggregate compensation in the form of 3,888 restricted Class E shares. The shares were issued at the most recent NAV per share of $20.26 and the shares, and their related distributions, vested in April 2026.

The Company recognized $20, during both the three months ended June 30, 2026 and 2025, and $39 during both of the six months ended June 30, 2026 and 2025, of compensation expense related to these grants recorded in general and administrative expense in the condensed consolidated statements of operations.

13. Fair Value of Financial Instruments

As of June 30, 2026 and December 31, 2025, all financial instruments and liabilities were reflected in our condensed consolidated balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	June 30, 2026		December 31, 2025
	Estimated fair value	Carrying value	Estimated fair value	Carrying value
Investment in real estate debt, net	$76,004	$75,629	$75,969	$74,921
Secured debt, net	(1,196,988)	(1,193,502)	(1,119,471)	(1,104,656)

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

14. Earnings Per Share

The Company calculates basic earnings per share using the two-class method because classes of the Company’s common shares receive different gross distributions per share. Under the two-class method, the Company first determines its distributed deficit, which is calculated as the net loss attributable to common shareholders adjusted for management fees, performance participation allocation and gross distributions declared during the period. The distributed deficit is then allocated to each class of common shares, on a pro-rata basis according to the weighted-average number of shares outstanding during the period, and adjusted for class-specific fees and gross distributions declared to arrive at each classes net income (loss) per share. Net income (loss) attributable to each class of common shares is then divided by the weighted-average number of each class of common shares outstanding during the period.

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Net loss available to common shareholders	$(1,887)	$(4,847)
Management fees	2,711	4,884
Performance participation allocation	4,222	8,290
Gross distributions declared on common shares(1)	(25,762)	(47,580)
Undistributed deficit	$(20,716)	$(39,253)

	For the Three Months Ended June 30, 2026
	Class S	Class F-S	Class I	Class F-I	Class E	Total
Undistributed deficit	$(5,720)	$(5,590)	$(3,255)	$(3,601)	$(2,550)	$(20,716)
Management fees	(1,223)	(481)	(698)	(309)	—	(2,711)
Performance participation allocation	(1,274)	(1,351)	(728)	(869)	—	(4,222)
Gross distributions declared on common shares(1)	6,542	7,054	3,731	4,543	3,892	25,762
Net income (loss) available to common shareholders:	$(1,675)	$(368)	$(950)	$(236)	$1,342	$(1,887)
Weighted-average shares outstanding	18,755,626	18,331,843	10,673,330	11,808,352	8,362,309	67,931,460
Net income (loss) per common share, basic and diluted	$(0.09)	$(0.02)	$(0.09)	$(0.02)	$0.16	$(0.03)
(1)
Includes shareholder servicing fees paid or payable during the period.

	For the Six Months Ended June 30, 2026
	Class S	Class F-S	Class I	Class F-I	Class E	Total
Undistributed deficit	$(10,084)	$(11,456)	$(5,918)	$(7,087)	$(4,707)	$(39,253)
Management fees	(2,102)	(959)	(1,229)	(594)	—	(4,884)
Performance participation allocation	(2,326)	(2,843)	(1,362)	(1,759)	—	(8,290)
Gross distributions declared on common shares(1)	11,233	14,066	6,571	8,709	7,001	47,580
Net income (loss) available to common shareholders:	$(3,279)	$(1,192)	$(1,938)	$(731)	$2,294	$(4,847)
Weighted-average shares outstanding	16,170,659	18,370,123	9,490,378	11,364,866	7,547,863	62,943,889
Net income (loss) per common share, basic and diluted	$(0.20)	$(0.06)	$(0.20)	$(0.06)	$0.30	$(0.08)
(1)
Includes shareholder servicing fees paid or payable during the period.

During the three and six months ended June 30, 2026, the Special Limited Partner held Class E Operating Partnership units, which may be converted into Class E shares. The Company analyzed the Class E Operating Partnership units for their dilutive impact to earnings per share using the “if-converted” method and determined that they are dilutive. Below is a reconciliation of basic earnings per share to diluted earnings per share for Class E shares:

	For the Three Months Ended June 30, 2026
	Basic Earnings per Share	Dilution Effect	Diluted Earnings per Share
Net income (loss):	$1,342	$(8)	$1,334
Weighted-average shares outstanding	8,362,309	191,649	8,553,958
Net income (loss) per common share, basic and diluted	$0.16	$(0.04)	$0.16

	For the Six Months Ended June 30, 2026
	Basic Earnings per Share	Dilution Effect	Diluted Earnings per Share
Net income (loss):	$2,294	$(9)	$2,285
Weighted-average shares outstanding	7,547,863	108,324	7,656,187
Net income (loss) per common share, basic and diluted	$0.30	$(0.08)	$0.30

For the three and six months ended June 30, 2025, the basic and diluted earnings per share was $0.12 and $0.27, respectively, for all share classes and the Company did not use the two-class method because it did not incur class-specific fees and gross distributions declared on common shares were the same for all classes.

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

16. Commitments and Contingencies

As of June 30, 2026 and December 31, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of June 30, 2026 and December 31, 2025, the Company had $22,638 and $43,865, respectively, of unfunded commitments related to build-to-suit arrangements. Refer to “Note 6. Real Estate Under Development” for additional information.

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

18. Subsequent Events

Share Issuances

The following table details the shares issued subsequent to the end of the period through the date of this report:

Title of Securities	Number of Shares Sold	Aggregate Consideration(1)
Class S common shares	2,898,434	$60,718
Class I common shares	2,046,575	42,527
Class F-I common shares	364,113	7,596
Class E common shares	791,940	16,526
Total:	6,101,062	$127,367

(1)
Class S shares include aggregate upfront selling commissions of $509.

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

As of June 30, 2026, we have received gross proceeds of $1,415,036 from the sale of our common shares and contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the net proceeds to make investments. We continue to sell our common shares on a monthly basis in the Offering.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10-Q.

Q2 2026 Highlights

Capital Activity

•
Raised gross proceeds of $217,642 for the three months ended June 30, 2026, through the sale of our common shares.

Operating Results

•
Declared monthly net distributions totaling $24,130 for the three months ended June 30, 2026. The details of our total returns are shown in the following table:

	Class S	Class F-S	Class I	Class F-I	Class E
Annualized Distribution Rate(1)	5.90%	6.56%	6.75%	7.41%	9.00%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	7.62%	7.62%	8.55%	8.52%	8.96%

(1)
The annualized distribution rate is calculated by annualizing the declared distribution amounts per share as of June 30, 2026 and dividing by the NAV per share as of May 31, 2026. Refer to “Note 12. Equity” for more information.
(2)
Total return is calculated as the change in NAV per share from the date the first share of each respective class was sold through June 30, 2026, plus any distributions per share declared in the period and assumes reinvestment of distributions pursuant to the Company’s distribution reinvestment plan. The inception date for Class F-S shares, Class F-I shares and Class E shares is April 1, 2024 and the inception date for Class S shares and Class I shares is August 1, 2024. Total return for periods greater than one year are annualized. We believe total return is a useful measure of our overall performance.
(3)
Class S shares and Class F-S shares exclude upfront selling commissions. Inclusive of the maximum upfront selling commissions, the inception-to-date total return for Class S shares and Class F-S shares are 5.7% and 5.6%, respectively.

Investments

•
Acquired 18 industrial properties, 14 of which are subject to a master lease, for an aggregate gross purchase price of $270,985, including capitalized costs and three retail properties for aggregate gross purchase price of $86,095, including capitalized costs. We believe the acquisitions are consistent with our strategy of acquiring income-producing, mission critical, single-tenant, net leased commercial properties.

Investment Portfolio

Investments in Real Estate

As of June 30, 2026 our real estate investments had an aggregate fair value of $2,423,487. The following table provides information regarding our real estate investments as of June 30, 2026:

#	Property Type	Property Sub-Type	Tenant	Market	Square Feet (in thousands)	Occupancy Rate(1)	Acquisition Date	Ownership Percentage
1	Industrial	IOS	First Student	Chicago, IL	3,062	100%	June 2026	100%
2	Industrial	Distribution - Warehouse	General Mills	Atlanta, GA	1,513	100%	July 2025	100%
3	Industrial	IOS	CRH Americas	Inland Empire, CA	1,146	100%	September 2025	100%
4	Industrial	Distribution - Warehouse	Tesla	St. Louis, MO	1,010	100%	December 2024	100%
5	Industrial	Distribution - Warehouse	Amazon	Chicago, IL	1,001	100%	November 2025	100%
6	Industrial	Distribution - Warehouse	Assa Abloy	Kansas City, KS	927	100%	October 2024	100%
7	Industrial	Distribution - Warehouse	Amazon	Los Angeles, CA	824	100%	November 2025	100%
8	Industrial	Distribution - Warehouse	MillerKnoll	Cincinnati, OH	730	100%	June 2026	100%
9	Industrial	Distribution - Warehouse	Nissan	Los Angeles, CA	620	100%	April 2025	100%
10	Industrial	Cold Storage	C&S Wholesale Grocers	Boston, MA	524	100%	June 2024	100%
11	Industrial	Distribution - Warehouse	Nissan	New York City / New Jersey	508	100%	April 2025	100%
12	Industrial	Distribution - Warehouse	FedEx	Washington, D.C.	487	100%	January 2025	100%
13	Industrial	Manufacturing	Magna	Kansas City, MO	468	100%	September 2024	95%
14	Industrial	Cold Storage	C&S Wholesale Grocers	Boston, MA	446	100%	June 2024	100%
15	Industrial	Distribution - Warehouse	SiteOne	Chicago, IL	417	100%	May 2026	100%
16	Industrial	Manufacturing	Inteva	Bluffton, IN	404	100%	December 2024	100%
17	Industrial	Manufacturing	SAIC	Bedford, IN	401	100%	July 2024	100%
18	Industrial	Manufacturing	Legrand	Chicago, IL	331	100%	April 2026	100%
19	Industrial	Manufacturing	General Dynamics	Boston, MA	303	100%	May 2026	100%
20	Industrial	Manufacturing	Western Digital	Fremont, CA	290	100%	December 2025	100%
21	Industrial	Distribution - Warehouse	Amazon	Detroit, MI	258	100%	August 2024	100%
22	Industrial	Manufacturing	ACTEGA	Charlotte, NC	239	100%	June 2024	100%
23	Industrial	Cold Storage	Americold	Nashville, TN	235	100%	December 2025	100%
24	Industrial	Distribution - Warehouse	Nissan	Dallas, TX	231	100%	April 2025	100%
25	Industrial	Distribution - Warehouse	Huntington	Norfolk, VA	231	100%	September 2025	100%
26	Industrial	Cold Storage	Performance Food Group	Cleveland, OH	216	100%	December 2024	100%
27	Industrial	Distribution - Warehouse	FedEx	New York, NY	189	100%	October 2025	100%
28	Industrial	Distribution - Warehouse	Nissan	Chicago, IL	180	100%	April 2025	100%
29	Retail	Merchandise Store	Bass Pro	Triadelphia, WV	173	100%	December 2025	100%
30	Industrial	Manufacturing	Bazzini Nuts	Allentown, PA	161	100%	January 2025	100%
31	Industrial	Manufacturing	Oterra	Mount Pleasant, WI	156	100%	March 2025	100%
32	Industrial	Manufacturing	Oceaneering	Norfolk, VA	154	100%	February 2024	100%
33	Industrial	Manufacturing	UL Solutions	Fremont, CA	139	100%	September 2025	100%
34	Industrial	Manufacturing	ATI	Hartford, CT	111	100%	November 2024	100%
35	Retail	Fitness Center	Life Time	Kansas City, KS	110	100%	April 2026	100%
36	Retail	Fitness Center	Life Time	Phoenix, AZ	109	100%	September 2024	100%
37	Retail	Fitness Center	Life Time	Phoenix, AZ	108	100%	December 2025	100%
38	Retail	Fitness Center	Life Time	Dallas, TX	108	100%	December 2025	100%
39	Retail	Fitness Center	Life Time	Dallas, TX	108	100%	April 2026	100%
40	Retail	Fitness Center	Life Time	Chicago, IL	107	100%	April 2026	100%
41	Industrial	Cold Storage	Giant Eagle	Columbus, OH	105	100%	September 2025	100%
42	Industrial	Manufacturing	King County	Seattle, WA	92	100%	November 2025	100%
43	Healthcare	Medical Office	NYU Langone	New York, NY	55	100%	December 2025	100%

44	Industrial	Distribution - Warehouse	Daikin	Midland, TX	45	100%	November 2025	100%
45	Industrial	Distribution - Warehouse	Daikin	Canton, OH	41	100%	November 2024	100%
46	Industrial	Distribution - Warehouse	Daikin	Panama City, FL	40	100%	November 2024	100%

(1)
Occupancy rate includes all leased square footage as of June 30, 2026.

Investment in Real Estate Debt

The following table provides information regarding our investment in real estate debt as of June 30, 2026:

	June 30, 2026
Loan Type	Principal Balance	Deferred Fees	Carrying Value	Coupon(1)	Maturity Date	Property Type	Location
First mortgage	$76,004	$375	$75,629	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Represents the one-month Secured Overnight Financing Rate (“SOFR”), which was 3.68% as of June 30, 2026.

Build-to-Suit Developments

In June 2025, the Company acquired a preferred equity interest in a joint venture considered to be a VIE of which the Company is the primary beneficiary, and as such is consolidated within the Company’s condensed consolidated financial statements. The purpose of the joint venture is to construct a build-to-suit research and development facility subject to a net lease for a single tenant. Refer to “Note 6. Real Estate Under Development” for additional information.

In August 2025, the Company purchased a 242,355 square foot parcel of land in St. John, Indiana for $5,144, inclusive of closing costs in connection with a built-to-suit arrangement for a single tenant. As of June 30, 2026, the Company funded $10,989 in costs related to the development. Refer to “Note 6. Real Estate Under Development” for additional information.

Lease Expirations

The following table details the expiring leases on our real estate investments by annualized base rent and square footage as of June 30, 2026 (square feet in thousands):

Year	Number of Expiring Leases(1)	Annualized Base Rent(2)	Square Feet	% of Total Annualized Base Rent Expiring	% of Total Square Feet Expiring
2026	-	$-	-	0%	0%
2027	1	386	91	0%	0%
2028	-	-	-	0%	0%
2029	-	-	-	0%	0%
2030	1	810	111	1%	1%
2031	-	-	-	0%	0%
Thereafter	45	155,833	18,911	99%	99%
Total	47	$157,029	19,113	100%	100%

(1)
Remaining lease term assumes the exercise of the extension options that are for materially below-market rents.
(2)
Annualized base rent is determined from the annualized base rent per leased square foot as of June 30, 2026 and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Key Components of Our Results from Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		$
	2026	2025	Change
Revenues
Rental revenue	$45,801	$19,472	$26,329
Total revenues	$45,801	$19,472	$26,329
Expenses
Rental property operating	$5,059	$1,885	$3,174
Depreciation and amortization	20,208	9,404	10,804
Management fees	2,711	-	2,711
Performance participation allocation	4,222	-	4,222
General and administrative	1,730	1,059	671
Total expenses	$33,930	$12,348	$21,582
Other income (expenses)
Income from investment in real estate debt	$1,583	$1,694	$(111)
Decrease in current expected credit loss allowance	549	-	549
Other income	2,487	2,021	466
Interest expense	(18,390)	(5,541)	(12,849)
Total other income (expenses)	$(13,771)	$(1,826)	$(11,945)
Net income (loss)	$(1,900)	$5,298	$(7,198)
Net loss attributable to non-controlling interests	$(13)	$(1)	$(12)
Net income (loss) attributable to common shareholders	$(1,887)	$5,299	$(7,186)

Rental Revenue

During the three months ended June 30, 2026, rental revenue from our tenants in connection with our investments in real estate increased by $26,329 compared to the three months ended June 30, 2025. The increase is primarily attributable to the Company holding 24 additional net lease investments during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Rental Property Operating

During the three months ended June 30, 2026, operating expenses in connection with our investments in real estate increased by $3,174 compared to the three months ended June 30, 2025. Rental property operating expenses generally consist of property taxes, insurance and property maintenance, which are generally reimbursable by our tenants as a component of rental revenue. The increase is primarily attributable to the Company holding 24 additional net lease investments during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Depreciation and Amortization

During the three months ended June 30, 2026, depreciation on our investments in real estate increased by $6,033 and amortization on our lease intangible assets and liabilities increased by $4,771 compared to the three months ended June 30, 2025. The increase is primarily attributable to the Company holding 24 additional net lease investments during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Management Fees

During the three months ended June 30, 2026, the Company incurred $2,711 in management fees and no management fees were recorded for the three months ended June 30, 2025 because the Adviser waived the fees during that period.

Performance Participation Allocation

During the three months ended June 30, 2026, the Company incurred $4,222 in performance participation allocation and no performance participation allocation was recorded for the three months ended June 30, 2025 because it was waived by the Adviser during that period.

General and Administrative Costs

During the three months ended June 30, 2026, general and administrative expenses, which primarily consists of professional services, insurance and transfer agency fees, increased by $671 compared to the three months ended June 30, 2025. The increase is attributable to an increase in professional fees due to a greater number of investments and NAV during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Income from Investment in Real Estate Debt

During the three months ended June 30, 2026, income from the Company’s investment in real estate debt decreased by $111 as a result of a lower benchmark rate used to accrue interest on its floating-rate loan, as compared to the three months ended June 30, 2025.

Decrease in Current Expected Credit Loss Allowance

During the three months ended June 30, 2026, the Company’s current expected credit loss allowance was reduced by $549 because its investment in real estate debt was repaid subsequent to the end of the period. The Company did not record an increase or decrease to the current expected credit loss allowance during the three months ended June 30, 2025.

Other Income

During the three months ended June 30, 2026, other income, which is comprised of interest income generated on our cash and cash equivalents, increased by $466 as compared to the three months ended June 30, 2025 as a result of a lower average cash balance and lower interest rates on money market funds during three months ended June 30, 2026.

Interest Expense

During the three months ended June 30, 2026, interest expense increased by $12,849 compared to the three months ended June 30, 2025 as a result of an increase of $899,575 in average principal balance on secured debt.

The following table sets forth information regarding our condensed consolidated results of operations for the six months ended June 30, 2026 and 2025:

	For the Six Months June 30,		$
	2026	2025	Change
Revenues
Rental revenue	$86,931	$32,469	$54,462
Total revenues	$86,931	$32,469	$54,462
Expenses
Rental property operating	$8,710	$3,502	$5,208
Depreciation and amortization	38,381	16,060	22,321
Management fees	4,884	-	4,884
Performance participation allocation	8,290	-	8,290
General and administrative	3,401	2,133	1,268
Total expenses	$63,666	$21,695	$41,971
Other income (expenses)
Income from investment in real estate debt	$3,137	$3,365	$(228)
Decrease in current expected credit loss allowance	549	-	549
Other income	4,548	5,838	(1,290)
Interest expense	(36,365)	(9,052)	(27,313)
Total other income (expenses)	$(28,131)	$151	$(28,282)
Net income (loss)	$(4,866)	$10,925	$(15,791)
Net income (loss) attributable to non-controlling interests	$(19)	$5	$(24)
Net income (loss) attributable to common shareholders	$(4,847)	$10,920	$(15,767)

Rental Revenue

During the six months ended June 30, 2026, rental revenue from our tenants in connection with our investments in real estate increased by $54,462 compared to the six months ended June 30, 2025. The increase is primarily attributable to the Company holding 24 additional net lease investments during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Rental Property Operating

During the six months ended June 30, 2026, operating expenses in connection with our investments in real estate increased by $5,208 compared to the six months ended June 30, 2025. Rental property operating expenses generally consist of property taxes, insurance and property maintenance, which are generally reimbursable by our tenants as a component of rental revenue. The increase is primarily attributable to the Company holding 24 additional net lease investments during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Depreciation and Amortization

During the six months ended June 30, 2026, depreciation on our investments in real estate increased by $12,945 and amortization on our lease intangible assets and liabilities increased by $9,376 compared to the six months ended June 30, 2025. The increase is primarily attributable to the Company holding 24 additional net lease investments during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Management Fees

During the six months ended June 30, 2026, the Company incurred $4,884 in management fees and no management fees were recorded for the six months ended June 30, 2025 because the Adviser waived the fees during that period.

Performance Participation Allocation

During the six months ended June 30, 2026, the Company incurred $8,290 in performance participation allocation and no performance participation allocation was recorded for the six months ended June 30, 2025 because it was waived by the Adviser during that period.

General and Administrative Costs

During the six months ended June 30, 2026, general and administrative expenses, which primarily consists of professional services, insurance and transfer agency fees, increased by $1,268 compared to the six months ended June 30, 2025. The increase is attributable to an increase in professional fees due to a greater number of investments and NAV during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Income from Investment in Real Estate Debt

During the six months ended June 30, 2026, income from the Company’s investment in real estate debt decreased by $228 as a result of a lower benchmark rate used to accrue interest on its floating-rate loan, as compared to the six months ended June 30, 2025.

Decrease in Current Expected Credit Loss Allowance

During the six months ended June 30, 2026, the Company’s current expected credit loss allowance was reduced by $549 because its investment in real estate debt was repaid subsequent to the end of the period. The Company did not record an increase or decrease to the current expected credit loss allowance during the six months ended June 30, 2025.

Other Income

During the six months ended June 30, 2026, other income, which is comprised of interest income generated on our cash and cash equivalents, decreased by $1,290 as compared to the six months ended June 30, 2025 as a result of a lower average cash balance and lower interest rates on money market funds during six months ended June 30, 2026.

Interest Expense

During the six months ended June 30, 2026, interest expense increased by $27,313 compared to the six months ended June 30, 2025 as a result of an increase of $899,575 in average principal balance on secured debt.

NAV and NAV Per Share Calculation

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of trustees (the “Valuation Guidelines”).

The following table provides a breakdown of the major components of our NAV as of June 30, 2026:

Components of NAV	June 30, 2026
Investments in real estate	$2,423,487
Investment in real estate debt	76,004
Cash and cash equivalents	170,536
Restricted cash and restricted cash equivalents	70,769
Real estate under development, net(1)	86,838
Other assets	19,832
Secured debt, net of deferred financing costs	(1,188,503)
Subscriptions received in advance	(68,644)
Other liabilities	(84,864)
Due to affiliates	(5,760)
Non-controlling interests	(12,277)
Net Asset Value	$1,487,418
Number of outstanding common shares / Operating Partnership units(2)	71,351,434

(1)
Presented net of $100,821 in tenant contributions related to real estate under development.
(2)
Includes Class E shares and Class E Operating Partnership units subject to redemption features, classified as redeemable common shares and redeemable non-controlling interests.

The following table provides a breakdown of the total NAV and NAV per share/unit by class as of June 30, 2026 (dollars are in thousands except for per share/unit amounts):

Net asset value per share / unit	Class S shares	Class F-S shares	Class I shares	Class F-I shares	Class E shares(1)	Operating Partnership Units	Total
NAV	$427,231	$381,831	$238,285	$254,547	$182,749	$2,775	$1,487,418
Shares / Operating Partnership units outstanding	20,551,859	18,273,162	11,459,315	12,185,241	8,749,025	132,832	71,351,434
NAV per share / unit	$20.7879	$20.8957	$20.7940	$20.8898	$20.8880	$20.8880	$20.8464

(1)
Includes Class E shares subject to repurchase features, classified as redeemable common shares.

The key assumption used to determine the valuations of our investments in real estate is the capitalization rate. As of June 30, 2026, the weighted-average capitalization rate for our industrial and retail net lease properties was 6.5% and 6.9%, respectively. The table below shows how a change in the capitalization rate, assuming all other factors remain unchanged, would impact the value of our net lease industrial and retail property investments.

Assumption	Hypothetical Change	Industrial	Retail
Capitalization rate	0.25% Decrease	4.1%	3.8%
(weighted-average)	0.25% Increase	(3.7)%	(3.5)%

In accordance with our Valuation Guidelines, investments in real estate are held at cost for up to three months following their acquisition. Once we determine a fair value for more than one retail and one land property, we will include the key assumptions used in the determination of fair value for such property type and a sensitivity analysis related thereto.

The following table reconciles total shareholders' equity per our condensed consolidated balance sheets to our NAV:

June 30, 2026
Total shareholders' equity	$1,255,742
Redeemable common shares	25,588
Redeemable non-controlling interests	2,775
Total shareholders' equity, redeemable common shares and redeemable non-controlling interests under GAAP	$1,284,105
Adjustments:
Accrued shareholder servicing fees	55,920
Accumulated depreciation and amortization	69,959
Advanced organization expenses, offering costs and operating expenses	5,587
Unrealized net real estate and real estate debt appreciation	71,847
NAV	$1,487,418

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

Distributions

We commenced our principal operations on April 1, 2024, and have declared distributions for common shareholders and Operating Partnership unitholders of record as of the last business day of each month since that time. The net distribution varies for each class based on the applicable gross distribution amount (which varies by class to account for varying management fees and the performance allocations) and stockholder servicing fee, which are deducted from the monthly distribution per share and paid directly by us to the recipient. The following table summarizes net distributions declared to our common shareholders and Operating Partnership unitholders during the six months ended June 30, 2026:

Record Date	Class S	Class F-S	Class I	Class F-I	Class E (1)
January 30, 2026	$0.1008	$0.1124	$0.1153	$0.1270	$0.1541
February 27, 2026	0.1009	0.1126	0.1154	0.1272	0.1543
March 31, 2026	0.1010	0.1128	0.1156	0.1274	0.1546
April 30, 2026	0.1017	0.1136	0.1163	0.1282	0.1556
May 29, 2026	0.1019	0.1138	0.1166	0.1286	0.1561
June 30, 2026	0.1021	0.1140	0.1168	0.1288	0.1563
Total:	$0.6084	$0.6792	$0.6960	$0.7672	$0.9310

(1)
Non-controlling interests consisted of Class E Operating Partnership units which received per unit distributions in an amount equal to Class E shares.

Record Date	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E (1)
January 31, 2025	$0.0867	$0.0867	$0.1010	$-	$0.1010	$-	$0.1010
February 28, 2025	0.0868	0.0868	0.1011	-	0.1011	-	0.1011
March 31, 2025	0.0869	0.0869	0.1012	-	0.1012	-	0.1012
April 30, 2025	0.0871	0.0871	0.1014	0.1014	0.1014	0.1014	0.1014
May 30, 2025	0.0871	0.0871	0.1015	0.1015	0.1015	0.1015	0.1015
June 30, 2025	0.0872	0.0872	0.1016	0.1016	0.1016	0.1016	0.1016
Total:	$0.5218	$0.5218	$0.6078	$0.3045	$0.6078	$0.3045	$0.6078

(1)
Non-controlling interests consisted of Class E Operating Partnership units which received per unit distributions in an amount equal to Class E shares.

The following table summarizes the payment character and sources of distributions paid for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026		2025
Distributions	Amount	Percentage	Amount(1)	Percentage
Paid in cash	$18,026	43%	$9,682	44%
Reinvested in shares	24,352	57%	12,299	56%
Total distributions	$42,378	100%	$21,981	100%
Sources of Distributions
Cash flows from operating activities	$42,378	100%	$21,981	100%
Total sources of distributions	$42,378	100%	$21,981	100%
Cash flows from operating activities	$42,514		$28,241

(1)
Prior period amounts have been revised to conform with the current period presentation.

Financial Condition, Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business with $241,305 in cash, cash equivalents and restricted cash as of June 30, 2026. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) financing arrangements and (iv) any future offerings of our equity or debt securities. Our primary use of cash will be for (i) acquisition of net lease assets, acquisition or origination of CRE debt investments and other real estate-related debt investments, (ii) the cost of operations (including the management fee and performance participation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan (as amended the "Share Repurchase Plan"), and (v) cash distributions (if any) to the holders of our common shares to the extent declared by our board of trustees.

Capital Resources

The following table summarizes our secured debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost
Mortgage loans(2)	5.74%	3/3/2031	$1,153,057	$1,151,686	5.72%	3/5/2031	$1,064,893	$1,063,201
Secured note(3)	S + 2.00%	1/1/2028	50,300	50,300	S + 2.00%	1/1/2028	50,300	50,300
Deferred financing costs, net				(8,484)				(8,845)
Total secured debt, net:			$1,203,357	$1,193,502			$1,115,193	$1,104,656
(1)
The term "S" represents the one-month SOFR, which was 3.68% and 3.88% as of June 30, 2026 and December 31, 2025, respectively.
(2)
Amortized cost is net of unamortized mortgage discount of $1,370 and $1,762 and premium of $0 and $70 as of June 30, 2026 and December 31, 2025, respectively.
(3)
Secured by an investment in real estate debt with the same benchmark rate and maturity date including two one-year extension options.

Cash Flows

Cash flows from operating activities were $42,514 for the three months ended June 30, 2026, primarily as a result of net rental revenue generated on our investments in real estate.

Cash flows used in investing activities were $411,593 for the three months ended June 30, 2026, primarily relating to the acquisition of net lease investments and funding of construction costs related to a joint venture to construct a build-to-suit research and development facility subject to a net lease for a single tenant. Refer to “Note 6. Real Estate Under Development” for additional information.

Cash flows from financing activities were $475,539 for the three months ended June 30, 2026, primarily relating to proceeds from the Offering and secured debt.

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

As of June 30, 2026, we held one $76,004 investment in real estate debt financed by a $50,300 secured note. This investment in real estate debt and the related financing are floating-rate and indexed to SOFR, thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. For the three months ended June 30, 2026, a 50 basis point increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $129.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We are conducting the Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The below table details the common shares sold in the Offering (primary and distribution reinvestment plan):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration(7)
January 2026(1)	1,520,309	$31,260
February 2026(2)	2,262,395	46,604
March 2026(3)	3,354,211	69,128
April 2026(4)	3,423,107	70,697
May 2026(5)	3,285,996	68,247
June 2026(6)	3,651,836	76,174
Total:	17,497,854	$362,110

(1)
Includes 895.357 of Class S shares, 445,752 of Class I shares, 32,622 of Class F-I shares and 146,578 of Class E shares.
(2)
Includes 1,162,801 of Class S shares, 669,542 of Class I shares, 4,369 of Class F-I shares and 425,684 of Class E shares.
(3)
Includes 1,614,793 of Class S shares, 961,750 of Class I shares, 1,942 of Class F-I shares and 775,726 of Class E shares.
(4)
Includes 1,773,880 of Class S shares, 923,100 of Class I shares, 317,699 of Class F-I shares and 408,427 of Class E shares.
(5)
Includes 1,825,461 of Class S shares, 840,678 of Class I shares, 231,197 of Class F-I shares and 388,660 of Class E shares.
(6)
Includes 1,934,965 of Class S shares, 733,664 of Class I shares, 512,437 of Class F-I shares and 470,770 of Class E shares.
(7)
Includes upfront selling commissions and dealer manager fees for Class S shares of $1,502.

Share Repurchase Plan

Our board of trustees adopted the Share Repurchase Plan, pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of our common shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares) is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of each of the immediately preceding three months). Shares or Operating Partnership units issued to the Adviser and the Special Limited Partner pursuant to the Advisory Agreement or with respect to the performance participation allocation, respectively, are not subject to these repurchase limitations. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under our Share Repurchase Plan, to the extent we choose to repurchase shares in any particular quarter, we will only repurchase shares as of the opening of the last business day of that quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. The one-year holding period is measured as of the subscription closing date immediately following the prospective Repurchase Date.

The table below sets forth common share repurchases by the Company during the six months ended June 30, 2026 under the Share Repurchase Plan:

Repurchase Date:	Total Number of Common Shares Repurchased	Average Purchase Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(2)
March 31, 2026	427,337	$20.58	427,337	—
June 30, 2026	388,971	$20.81	388,971	—

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
3.2

Fourth Amended and Restated Declaration of Trust of North Haven Net REIT, dated June 4, 2026 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 5, 2026 and incorporated herein by reference)

3.3	Bylaws of North Haven Net REIT, dated March 29, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)

4.1	Share Repurchase Plan, effective as of June 4, 2026 (filed as Exhibit 4.1 to the Company’s Current Report on 8-K filed on June 5, 2026 and incorporated herein by reference)
4.2	Distribution Reinvestment Plan, effective as of April 28, 2025 (filed as Exhibit 4.2 to the Company’s Current Report on 8-K filed on April 30, 2025 and incorporated herein by reference)
10.1

Fourth Amended and Restated Limited Partnership Agreement of NH Net REIT Operating Partnership, LP, dated June 4, 2026, by and among North Haven Net REIT, as the general partner, Net REIT Special Limited Partner LP, and the other limited partners party thereto from time to time (filed as Exhibit 10.1 to the Company’s Current Report on 8-K filed on June 5, 2026 and incorporated herein by reference)

10.2

Second Amended and Restated Dealer Manager Agreement, dated June 4, 2026, between North Haven Net REIT and Morgan Stanley Distribution, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on 8-K filed on June 5, 2026 and incorporated herein by reference)

10.3

Form of Participating Broker-Dealer Agreement between Morgan Stanley Distribution, Inc. and participating broker-dealers (included as Exhibit A to the Amended and Restated Dealer Manager Agreement filed as Exhibit 10.2 to the Company’s Current Report on 8-K filed on June 5, 2026 and filed as Exhibit 10.2 hereof)

10.4

Second Amended and Restated Advisory Agreement, dated June 4, 2026, between North Haven Net REIT, NH Net REIT Operating Partnership, LP and MSREF Real Estate Advisor, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on 8-K filed on June 5, 2026 and incorporated herein by reference)

31.1*

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
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheet (Unaudited), (ii) Statement of Operations (Unaudited), (iii) Statement of Changes in Shareholders' Equity (Deficit) (Unaudited), (iv) Statement of Cash Flows (Unaudited), (v) Notes to the Financial Statements (Unaudited) and (vi) Cover Page

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Net REIT

August 7, 2026	By:	/s/ Douglas Armer_________________________________________________________
Douglas Armer
Chief Financial Officer and Head of Capital Markets
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)