Form 10-Q
period 2026-09-30
North Haven Net REIT
filed 2026-11-06
CIK 1999784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the issuer had the following shares outstanding: 18,450,704 Class F-S shares, 12,798,653 Class F-I shares, 28,427,784 Class S shares, 17,276,073 Class I shares, 541,821 Class L-I shares and 10,526,181 Class E shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands, except for share and per share data)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$2,521,623	$1,693,921
Investment in real estate debt, net(1)	—	74,921
Cash and cash equivalents	242,449	102,616
Restricted cash	70,444	32,229
Intangible assets, net	502,024	336,039
Real estate under development	216,052	100,991
Other assets	41,308	21,852
Total assets(2)	$3,593,900	$2,362,569
Liabilities
Secured debt, net	$1,623,990	$1,104,656
Tenant contributions related to real estate under development	139,499	71,434
Intangible liabilities, net	113,837	67,359
Due to affiliates	75,683	49,455
Subscriptions received in advance	65,515	30,871
Other liabilities	102,041	46,959
Total liabilities(2)	2,120,565	1,370,734
Commitments and contingencies (Note 16)	—	—
Redeemable common shares, Class E shares, par value $0.01 per share, 1,225,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (Note 9)	25,767	25,167
Redeemable non-controlling interests (Note 9)	5,133	514
Equity
Common shares, par value $0.01 per share, 80,407,416 and 52,131,183 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (Note 12)	804	521
Additional paid-in capital	1,555,158	997,431
Accumulated deficit and cumulative distributions	(125,218)	(44,141)
Equity	1,430,744	953,811
Non-controlling interests in third-party ventures	11,606	12,258
Non-controlling interest attributable to preferred shareholders	85	85
Total equity	1,442,435	966,154
Total liabilities and equity	$3,593,900	$2,362,569

(1)
Net of a current expected credit loss allowance of $0 and $549 as of September 30, 2026 and December 31, 2025, respectively.
(2)
The condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”), which can only be used to settle the obligations of the VIEs of $272,368 and $162,861 as of September 30, 2026 and December 31, 2025, respectively, and liabilities, which includes third-party liabilities, for which the creditors or beneficial interest holders do not have recourse against the Company of $207,173 and $118,654 as of September 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands, except for share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$56,001	$21,263	$142,932	$53,733
Total revenues	$56,001	$21,263	$142,932	$53,733
Expenses
Rental property operating	$4,982	$1,506	$13,692	$5,008
Depreciation and amortization	25,027	10,644	63,408	26,703
Management fees	3,286	—	8,170	—
Performance participation allocation	4,899	—	13,189	—
General and administrative	1,894	1,163	5,295	3,297
Total expenses	$40,088	$13,313	$103,754	$35,008
Other income (expenses)
Income from investment in real estate debt	$375	$1,710	$3,512	$5,075
Decrease in current expected credit loss allowance	—	—	549	—
Other income	1,623	3,044	6,171	8,882
Interest expense	(21,696)	(7,565)	(58,062)	(16,617)
Total other income (expenses)	$(19,698)	$(2,811)	$(47,830)	$(2,660)
Net income (loss)	$(3,785)	$5,139	$(8,652)	$16,065
Net income (loss) attributable to non-controlling interests in Operating Partnership unit holders	$(13)	$2	$(22)	$8
Net loss attributable to non-controlling interests in third-party ventures	$(6)	$(5)	$(16)	$(9)
Net income (loss) attributable to common shareholders	$(3,766)	$5,142	$(8,614)	$16,066
Net income (loss) per common share, basic and diluted (Note 14)	$(0.05)	$0.11	$(0.13)	$0.37
Weighted-average common shares outstanding, basic and diluted (Note 14)	78,287,075	47,262,114	68,114,486	42,984,698

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity	Non-controlling interests in third party ventures and attributable to preferred shareholders	Total Equity
June 30, 2026	69,993,602	$700	$1,348,573	$(93,531)	$1,255,742	$11,918	$1,267,660
Common shares issued	9,880,899	99	209,423	-	209,522	-	209,522
Common shares repurchased (Refer to Note 12 - Equity for gross per share)	(208,045)	(2)	(7,450)	-	(7,452)	-	(7,452)
Share class transfers	7	-	-	-	-	-	-
Amortization of restricted share grants	-	-	19	-	19	-	19
Offering costs	-	-	(10,505)	-	(10,505)	-	(10,505)
Distribution reinvestment	740,953	7	15,482	-	15,489	-	15,489
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(27,921)	(27,921)	-	(27,921)
Net loss ($13 loss allocated to redeemable non-controlling interests)	-	-	-	(3,766)	(3,766)	(6)	(3,772)
Distributions to non-controlling interests	-	-	-	-	-	(221)	(221)
Allocation to redeemable common shares	-	-	(179)	-	(179)	-	(179)
Allocation to redeemable non-controlling interests	-	-	(205)	-	(205)	-	(205)
September 30, 2026	80,407,416	$804	$1,555,158	$(125,218)	$1,430,744	$11,691	$1,442,435

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

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in thousands, except for share and per share data)

	Common Shares (Par Value)
	Shares	Amount	Additional paid-in capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity	Non-controlling interests in third party ventures and attributable to preferred shareholders	Total Equity
December 31, 2025	52,131,183	$521	$997,431	$(44,141)	$953,811	$12,343	$966,154
Common shares issued	27,382,851	274	575,317	-	575,591	-	575,591
Common shares repurchased (Refer to Note 12 - Equity for gross per share)	(1,024,354)	(10)	(28,253)	-	(28,263)	-	(28,263)
Share class transfers	(61)	-	-	-	-	-	-
Amortization of restricted share grants	-	-	59	-	59	-	59
Offering costs	-	-	(28,271)	-	(28,271)	-	(28,271)
Distribution reinvestment	1,917,797	19	39,821	-	39,840	-	39,840
Distributions declared on common shares (Refer to Note 12 - Equity for gross per share)	-	-	-	(72,463)	(72,463)	-	(72,463)
Net loss ($22 loss allocated to redeemable non-controlling interests)	-	-	-	(8,614)	(8,614)	(16)	(8,630)
Distributions to non-controlling interests	-	-	-	-	-	(636)	(636)
Allocation to redeemable common shares	-	-	(600)	-	(600)	-	(600)
Allocation to redeemable non-controlling interests	-	-	(346)	-	(346)	-	(346)
September 30, 2026	80,407,416	$804	$1,555,158	$(125,218)	$1,430,744	$11,691	$1,442,435

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

NORTH HAVEN NET REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(8,652)	$16,065
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Management fees	8,170	—
Performance participation allocation	13,189	—
Straight-line rent adjustment	(14,181)	(4,381)
Amortization of below-market lease, net	(1,904)	(460)
Depreciation and amortization	63,408	26,703
Amortization of discount on mortgage loans	517	552
Amortization of real estate debt origination fees	(499)	(186)
Amortization of deferred financing costs	2,369	418
Amortization of restricted share grants	59	59
Change in current expected credit loss allowance	(549)	—
Changes in assets and liabilities
Other assets	(2,121)	(772)
Other liabilities	17,027	4,488
Due to affiliates	(1,125)	168
Net cash provided by operating activities	$75,708	$42,654
Cash flows from investing activities:
Acquisition of real estate	$(995,156)	$(669,823)
Proceeds received from investment in real estate debt	76,004	—
Funding of real estate debt	(35)	(176)
Investment in unconsolidated joint venture	—	(5,748)
Capital improvements to real estate	(897)	(3,013)
Funding of deferred lease costs	(60)	(6,199)
Cash assumed on investment in consolidated joint venture	—	7,857
Funding of construction related to investment in consolidated joint venture	(96,501)	(26,356)
Change in earnest money and other deposits	(3,500)	(2,750)
Net cash used in investing activities	$(1,020,145)	$(706,208)
Cash flows from financing activities:
Proceeds from issuance of common shares	$544,720	$224,965
Subscriptions received in advance	65,515	29,057
Repurchase of common shares	(30,214)	(6,158)
Repurchase of operating partnership units	(1,840)	—
Contributions from tenants	68,065	11,960
Payment of offering costs	(10,663)	(3,978)
Proceeds from mortgage loans	573,580	379,500
Repayment of secured note	(50,300)	—
Payment of mortgage loan proceeds to non-controlling interest	—	(1,459)
Payment of deferred financing costs	(5,413)	(4,326)
Repayment of mortgage loans	(936)	(966)
Payment of distributions to common shareholders	(29,183)	(15,379)
Payment of distributions to Operating Partnership units	(210)	(24)
Payment of distributions to non-controlling interests	(636)	(151)
Net cash provided by financing activities	$1,122,485	$613,041
Net change in cash, cash equivalents and restricted cash	$178,048	$(50,513)
Cash, cash equivalents and restricted cash at the beginning of the period	134,845	291,338
Cash, cash equivalents and restricted cash at the end of the period	$312,893	$240,825
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:

Cash and cash equivalents	$242,449	$211,161
Restricted cash	70,444	29,664
Total cash, cash equivalents and restricted cash	$312,893	$240,825
Supplemental disclosure:
Interest paid	$52,845	$14,041
Capital expenditures accrued, but not yet paid	$36,353	$11,605
Accrued deferred lease costs	$5,918	$5,918
Assumption of net assets from consolidated joint venture	$—	$7,857
Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans	$—	$65,009
Distribution reinvestment	$39,840	$20,005
Accrued distributions for common shareholders	$9,730	$5,220
Accrued distributions for redeemable non-controlling interests	$38	$3
Accrued shareholder servicing fees	$21,723	$8,145
Accrued offering costs	$—	$157
Issuance of redeemable Class E shares as payment for management fees	$7,007	$—
Issuance of redeemable Class E Operating Partnership units as payment for performance participation allocation	$8,290	$—
Accrued share repurchases	$9,365	$7,629
Allocation to redeemable common shares	$600	$311
Allocation to redeemable non-controlling interests	$346	$21

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

The Company is the sole general partner of NH Net REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is consolidated by the Company and substantially all the Company’s operations are conducted through the Operating Partnership. The Company owns 99.7% of the Operating Partnership and NH Net REIT Special Limited Partner LP, an affiliate of Morgan Stanley (the “Special Limited Partner”), owns a special limited partner interest in the Operating Partnership.

On January 11, 2024, the Company commenced a continuous, blind pool private offering (the “Offering”), pursuant to which it offers and sells to a limited number of investors an unlimited number of various classes of its common shares, including, but not limited to, common shares classified as Class S shares, Class L-I shares, Class I shares and Class E shares. The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees and gross distributions, as well as different management fees and performance participation allocations.

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

As of September 30, 2026, the Company owned 56 net lease investments consisting of 45 net lease investments in the industrial sector, eight net lease investments in the retail sector, two net lease investments in the healthcare sector and one net lease investment in the research and development sector. As of September 30, 2026, the Company also owned two parcels of land under development pursuant to build-to-suit arrangements.

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

As of September 30, 2026, the Company owned (i) a 95% interest in a joint venture, which is considered to be a VIE and (ii) a preferred equity interest in a joint venture, which is considered to be a VIE, both of which the Company consolidates because it is the primary beneficiary. Refer to “Note 6. Real Estate Under Development” for additional information.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of September 30, 2026 and December 31, 2025, the Company held $180,403 and $60,333, respectively, in cash equivalents. Income generated on our cash and cash equivalents is recorded in the period in which it is earned under other income in the condensed consolidated statements of operations.

Restricted Cash

Restricted cash primarily consists of cash received for subscriptions prior to the date in which shareholders are admitted into the Company and, to a lesser extent, cash held in escrow for property taxes and capital expenditures by a third-party loan servicer. The Company’s restricted cash was $70,444 and $32,229 as of September 30, 2026 and December 31, 2025, respectively, and is held in bank accounts controlled by the Company’s transfer agent and loan servicer but in the name of the Company.

Investments in Real Estate

When acquiring a property, the Company determines whether the acquisition should be accounted for as a business combination or an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” For both a business combination and an asset acquisition, the Company records the identifiable assets acquired and liabilities assumed in the acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase and expenses acquisition-related costs as incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions. As of September 30, 2026, the Company held 56 investments in real estate, comprised of 78 properties, and each acquisition was accounted for as an asset acquisition.

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

For the three and nine months ended September 30, 2026, the Company recognized depreciation expense of $15,597 and $39,114, respectively, and for the three and nine months ended September 30, 2025, the Company recognized depreciation expense of $6,992 and $17,564, respectively, which was recorded as depreciation and amortization in the condensed consolidated statements of operations.

Significant improvements to properties are capitalized within investments in real estate on the Company’s condensed consolidated balance sheets whereas repairs and maintenance are expensed as incurred and recorded in rental property operating expense in the Company’s condensed consolidated statements of operations.

Real estate investments are evaluated for impairment on a quarterly basis. The Company considers the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate investment is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate investment over the estimated remaining holding period is less than the carrying value of such investment. An impairment charge is recorded equal to the excess of the carrying value of the real estate investment over the fair value. When determining the fair value of a real estate investment, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of September 30, 2026 and December 31, 2025, the Company has not recorded any impairments on its investments in real estate.

Investments in Unconsolidated Joint Ventures

The Company accounts for joint venture investments using the equity method of accounting when its interest represents a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when its interest does not represent a general partnership interest and it does not control the major operating and financial policies of these investments. These investments are initially recorded at cost as investments in unconsolidated joint ventures and are subsequently adjusted for their share of earnings and cash contributions and distributions. To the extent the Company’s cost basis at formation of the joint ventures is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in earnings of unconsolidated joint ventures.

The Company analyzes its investments in unconsolidated joint ventures for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and subject to future events that may alter its assumptions, the Company may be required to recognize future impairment losses on its investments in unconsolidated affiliates. As of September 30, 2026 and December 31, 2025, the Company did not have any investments in unconsolidated joint ventures.

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

Revenue Recognition

The Company’s primary source of revenues is rental revenue, which is accounted for under ASC Topic 842, “Leases.” Rental revenue primarily consists of fixed contractual base rent, and, to a lesser extent, tenant reimbursements, arising from tenant operating leases at the Company’s properties. Rent under leases where collection is deemed probable is recognized as revenue on a straight-line basis, including any determinable rent step-up or abatement provisions, over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Leases that are deemed uncollectible are recognized as a reduction to rental revenue through a reversal of deferred rent. Any future cash receipts on leases that are deemed uncollectible will be recorded as income on a cash basis. The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. The Company exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. As of September 30, 2026 and December 31, 2025, all rent collection was deemed probable.

The Company’s investment in real estate debt consisted of one commercial mortgage loan secured by real estate and is classified as held-to-maturity. The Company recognizes interest income on this loan using the effective interest method. Upfront origination fees are deferred and recognized over the life of the loan as an adjustment to yield under the effective interest method. Interest income and amortization of upfront origination fees are recorded under income from our investment in real estate debt in the condensed consolidated statements of operations.

Loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments that are contractually due. When a loan is placed on non-accrual status, interest is only recognized when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments that are contractually due. As of September 30, 2026 and December 31, 2025, there were no loans on non-accrual status.

Current Expected Credit Losses

The current expected credit loss allowance (“CECL Allowance”) is an allowance for losses required under the ASC Topic 326, “Financial Instruments—Credit Losses” (“ASC 326”), which reflects the Company's current estimate of potential credit losses related to its investment in real estate debt included in its condensed consolidated balance sheets as a reduction of the carrying value of the investment. Changes to the CECL Allowance are recognized through net income on the Company’s condensed consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL Allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. ASC 326 requires that all financial instruments within its scope have some amount of loss allowance regardless of credit quality, subordinate capital or other mitigating factors.

The Company did not have investments in real estate debt as of September 30, 2026. As of December 31, 2025, the Company had one investment in real estate debt and the CECL Allowance was estimated using the Weighted-Average Remaining Maturity (“WARM Method”). Under the WARM Method, the Company determines an annual average charge-off rate through referencing historic loan loss data across a comparable data set and apply such charge-off rate, with consideration of forecasted economic conditions, to its investment in real estate debt over its expected remaining term.

Application of the WARM Method to estimate the CECL Allowance requires judgment, including (i) relevant historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current and expected economic conditions over the relevant time period and (iv) economic trends that may have isolated impact on a specific geographic location or property type. The Company compiled relevant historical loan loss reference data from an affiliate of the Adviser and third-party sources. Within this data, the Company focused its historical loss reference calculations on the subset of data most relevant to its one investment in real estate debt as of December 31, 2025. The metrics considered by the Company include asset type, geography and origination loan-to-value. The Company believes this historical loan loss reference data is the most relevant, available and comparable dataset to its portfolio. In the future, the Company may use other acceptable methods, such as a probability-of-default/loss-given-default method.

Accrued interest related to the Company’s investment in real estate debt is excluded from the carrying value when determining the CECL Allowance as any accrued interest deemed to be uncollectible is written off in a timely manner.

Estimation of Economic Conditions

In accordance with ASC 326, the CECL Allowance is adjusted to reflect the Company’s estimation of the current and future economic conditions that impact the performance of the real estate securing its loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company’s loans during their anticipated term. This forecasted information is compiled from various sources, including information and opinions available to the Adviser, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting the Company’s portfolio could vary significantly from the estimates it made as of December 31, 2025. Given the Company did not have investments in real estate debt, there was no current expected credit loss allowance recorded by the Company as of September 30, 2026.

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

The Company had no deferred tax asset or liability as of September 30, 2026 or December 31, 2025. For the three and nine months ended September 30, 2026 and 2025, there were no unrecognized tax benefits. The Company is subject to U.S. federal, state and local income tax examinations by taxing authorities for the calendar years 2023 through 2025.

Earnings per Share

The Company calculates earnings per share using the two-class method, under which net income (loss) attributable to common shareholders is allocated among each class of common shares based on distributions declared and each class’s participation rights in earnings (losses). The Company tests for the dilutive effect of its third-party Operating Partnership units using the if-converted method. Refer to “Note 14. Earnings per Share” for more information.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220-40): Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“Topic 220-40”). Topic 220-40 requires the disaggregation of expenses into required categories in disclosures within the footnotes of the financial statements. The FASB identified the required expense categories as: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statement disclosures.

3. Investments in Real Estate, net

Investments in real estate, net consisted of the following:

	September 30, 2026	December 31, 2025
Building and building improvements	$1,809,948	$1,124,964
Land and land improvements	584,927	467,149
Site improvements	197,653	133,599
Total	2,592,528	1,725,712
Accumulated depreciation	(70,905)	(31,791)
Investments in real estate, net	$2,521,623	$1,693,921

Acquisitions

The following table details acquisition values, including capitalized costs, property types and total rentable square feet for acquisitions made by the Company during the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026			2025
Property Type	Acquisition value	Number of properties	Square feet (in thousands)	Acquisition value	Number of properties	Square feet (in thousands)
Industrial	$794,055	30	9,364	$730,328	12	5,385
Retail	113,021	4	376	—	—	—
Research & Development	84,235	1	189	—	—	—
Healthcare	16,446	1	11	—	—	—
Total:	$1,007,757	$36	$9,940	$730,328	$12	$5,385

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2026 and 2025:

	For the Nine Months September 30,
	2026	2025
Building and building improvements	$684,984	$422,671
Land and land improvements	117,778	153,418
Site improvements	63,157	48,838
In-place leases	145,169	73,308
Leasing commissions	33,502	24,549
Above-market lease	14,900	37,549
Below-market lease	(51,733)	(30,005)
Total purchase price	$1,007,757	$730,328
Assumed borrowings(1)	—	(65,009)
Net purchase price	$1,007,757	$665,319

(1)
Refer to “Note 7. Secured Debt, net” for more information on mortgage loans assumed.

Acquisition-related intangible assets and liabilities are recorded in intangible assets, net and intangible liabilities, net, respectively, on the condensed consolidated balance sheets.

4. Investment in Real Estate Debt, Net

During the three months ended September 30, 2026, the Company's investment in real estate debt was repaid at par for aggregate gross proceeds of $76,004, and as such the Company did not have investments in real estate debt as of September 30, 2026.

The following table details the Company’s investment in real estate debt as of December 31, 2025:

	December 31, 2025
Loan Type	Principal Balance	Deferred Fees	Carrying Value(1)	Coupon(2)	Maturity Date	Property Type	Location
First mortgage	$75,969	$499	$74,921	S + 4.15%	1/1/2028	Healthcare	Naples, FL

(1)
Net of a $549 CECL Allowance.
(2)
Represents the one-month SOFR, which was 3.88% as of December 31, 2025.

CECL Allowance

There was no CECL allowance recorded by the Company as of September 30, 2026. During the three and nine months ended September 30, 2025, the Company did not record any charge-offs or recoveries related to its investment in real estate debt.

5. Intangibles

The following table summarizes the identified intangible assets:

	September 30, 2026				December 31, 2025
Intangible assets:	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Weighted-average life (Years)
In-place leases	$375,683	$(32,321)	$343,362	12.3	$230,514	$(13,420)	$217,094	11.9
Leasing commissions	105,702	(9,375)	96,327	12.5	72,141	(3,982)	68,159	12.1
Above-market lease	68,425	(6,090)	62,335	11.4	53,525	(2,739)	50,786	12.1
Total intangible assets:	$549,810	$(47,786)	$502,024	12.2	$356,180	$(20,141)	$336,039	12.0

During the three and nine months ended September 30, 2026, the Company recognized $9,430 and $24,294, respectively, of amortization related to its in-place lease intangible assets and leasing commissions, which is recorded as a component of depreciation and amortization in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2026, the Company recognized $1,186 and $3,351, respectively, of amortization related to above-market lease intangible assets, which is recorded as a decrease to rental revenue in the condensed consolidated statements of operations.

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

The following table summarizes the identified intangible liabilities:

	September 30, 2026				December 31, 2025
Intangible liabilities:	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Weighted-average life (Years)
Below-market lease	$122,936	$(9,099)	$113,837	12.8	$71,203	$(3,844)	$67,359	13.1
Total intangible liabilities:	$122,936	$(9,099)	$113,837	12.8	$71,203	$(3,844)	$67,359	13.1

During the three and nine months ended September 30, 2026, the Company recognized $2,128 and $5,255, respectively, of amortization related to below-market lease intangible liabilities, which is recorded as an increase to rental revenue in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2025, the Company recognized $915 and $1,899, respectively, of amortization related to below-market lease intangible liabilities, which is recorded as an increase to rental revenue in the condensed consolidated statements of operations.

The estimated future amortization of the Company’s intangible assets and liabilities for each of the next five years and thereafter as of September 30, 2026, is as follows:

Year	In-place leases	Leasing commissions	Above-market lease	Below-market lease
2026 (Remaining)	$8,413	$2,431	$1,367	$2,518
2027	33,643	9,721	5,469	10,070
2028	33,567	9,717	5,469	10,070
2029	33,398	9,576	5,469	10,067
2030	32,757	8,542	5,469	10,060
Thereafter	201,584	56,340	39,092	71,052
Total	$343,362	$96,327	$62,335	$113,837

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

The land is 130,547 square feet and located in New Brunswick, New Jersey. The land, construction in progress and tenant improvements are recorded as real estate under development on the condensed consolidated balance sheets. As of September 30, 2026, the Company funded $131,732 in costs related to the development, which are recorded as real estate under development on the condensed consolidated balance sheets.

As of September 30, 2026, the tenant contributed an aggregate $139,499 used to fund costs related to the development, which are recorded as tenant contributions related to real estate under development on the condensed consolidated balance sheets.

The interest held by the Company’s joint venture partner is $9,477 and recorded as non-controlling interests on the condensed consolidated balance sheets.

Jewel Osco

In August 2025, the Company purchased a 242,355 square foot parcel of land in St. John, Indiana for $5,144, inclusive of closing costs in connection with a built-to-suit arrangement for a single tenant. As of September 30, 2026, the Company funded $13,847 in costs related to the development, which, along with the land, is recorded as real estate under development on the condensed consolidated balance sheets.

7. Secured Debt, net

The following table details the Company’s debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost
Mortgage loans(2)	5.89%	5/10/2031	$1,637,537	$1,636,362	5.72%	3/5/2031	$1,064,893	$1,063,201
Secured note(3)	N/A	N/A	-	-	S + 2.00%	1/1/2028	50,300	50,300
Deferred financing costs, net				(12,372)				(8,845)
Total secured debt, net:			$1,637,537	$1,623,990			$1,115,193	$1,104,656

(1)
The term “S” represents one-month SOFR, which was 3.88% as of December 31, 2025.
(2)
Amortized cost is net of unamortized mortgage discount of $1,174 and $1,762 and premium of $0 and $70 as of September 30, 2026 and December 31, 2025, respectively.
(3)
Secured by an investment in real estate debt with the same benchmark rate and maturity date including two one-year extension options. During the three months ended September 30, 2026, this secured note was repaid in full in connection with the repayment of the investment in real estate debt.

As of September 30, 2026, the Company was in compliance with all of its covenants related to its mortgage loans, and as of December 31, 2025, the Company was in compliance with all of its covenants related to its mortgage loans and secured note.

The following table summarizes the future principal payments due under our secured debt, based on their maturities assuming all extension options have been exercised, as of September 30, 2026:

Year	Amount
2026 (Remaining)	$952
2027	2,069
2028	58,443
2029	974
2030	693,931
Thereafter	881,168
Total:	$1,637,537

8. Other Assets and Other Liabilities

The following table details the components of the Company’s other assets at the dates indicated:

	September 30, 2026	December 31, 2025
Straight-line rent receivables	$22,447	$8,266
Tenant receivables	7,728	6,258
Prepaid expenses	5,580	5,594
Earnest money deposit	5,553	1,202
Interest receivable	—	532
Total other assets:	$41,308	$21,852

The following table details the components of the Company’s other liabilities at the dates indicated:

	September 30, 2026	December 31, 2025
Construction payable	$29,535	$11,738
Due to tenants	13,700	—
Unearned rental income	13,036	6,391
Accrued property expenses	12,626	4,958
Distribution payable	9,768	6,292
Redemptions payable	9,365	6,083
Interest payable	6,407	4,018
Accrued deferred lease costs	5,918	5,918
Other	1,686	1,561
Total other liabilities:	$102,041	$46,959

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

The obligations of the Company under the Credit Agreement are secured by (i) a pledge of the equity interests of certain of the Company’s subsidiaries, (ii) a pledge of certain intercompany promissory notes issued to one or more of the loan parties that is a pledgor and (iii) all proceeds of the foregoing, in each case subject to certain exclusions set forth in the Credit Agreement and related loan documents. At the option of the Company, the amounts outstanding under the Credit Agreement will bear interest at either (i) a rate equal to term SOFR or daily simple SOFR plus a margin rate ranging from 1.40% to 2.25% or (ii) a base rate based on the highest of (A) Federal Funds Rate plus half of 1%, (B) BofA’s prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%. The Revolving Credit Facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% and is payable quarterly in arrears. The Revolving Credit Facility is prepayable, in whole or in part, at any time without premium or penalty. As of September 30, 2026 and December 31, 2025, the Company had no outstanding balance on the Revolving Credit Facility.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants related to the Revolving Credit Facility.

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

MSREI Holding and the Special Limited Partner have agreed to hold the Class E shares/Operating Partnership units issued in respect of the Morgan Stanley Equity Investment until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) April 1, 2027, which is three years after the initial closing of the Offering. As of September 30, 2026, the Company's NAV has reached $1.7 billion, surpassing the $1.5 billion threshold requirement. Therefore, each quarter MSREI Holding and the Special Limited Partner may request, with respect to the Morgan Stanley Equity Investment, that the Company repurchase (each, a “MS Repurchase”), a number of Class E shares/ Operating Partnership units in an amount equal to the amount available under the 5% quarterly cap set forth in the Company’s share repurchase plan (as amended, the "Share Repurchase Plan"), but only after the Company first satisfies repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the Share Repurchase Plan. Notwithstanding the foregoing, for so long as Morgan Stanley or its affiliate acts as investment adviser to the Company, the Company will not effect any MS Repurchase during any quarter in which the full amount of all common shares requested to be repurchased by shareholders other than Morgan Stanley and its affiliates under the Share Repurchase Plan is not repurchased or when the Share Repurchase Plan has been suspended.

As of September 30, 2026, Class E shares held by MSREI Holding and Class E Operating Partnership units held by the Special Limited Partner pursuant to the Morgan Stanley Equity Investment are classified in mezzanine equity because the Company is required to repurchase or redeem these Class E shares or Class E Operating Partnership units, as applicable, upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed above).

The Class E shares held by MSREI Holding are classified as redeemable common shares on the Company’s condensed consolidated balance sheets. The following table summarizes the changes in the Company’s outstanding redeemable common shares for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Balance at the beginning of the year	1,225,000	1,225,000
Issuance of common shares	336,423	—
Repurchase of common shares	(336,423)	—
Ending Balance	1,225,000	1,225,000

Redeemable common shares are recorded at their redemption value, which is equivalent to fair value, of such Class E shares at the end of each measurement period. During the nine months ended September 30, 2026 and 2025, there was an allocation of $600 and $311, respectively, to the redeemable common shares in connection with this fair value measurement.

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

The following table details the activity of redeemable non-controlling interests related to the Special Limited Partner for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Balance at the beginning of the year	$514	$505
Settlement of prior performance participation allocation	8,290	—
Repurchases	(3,751)	—
GAAP income (loss) allocation	(22)	8
Distributions	(244)	(23)
Fair value allocation	346	21
Ending Balance	$5,133	$511

During the three and nine months ended September 30, 2026, the Company issued 202,093 and 398,150 Class E Operating Partnership units, respectively, to the Special Limited Partner as settlement for the accrued performance participation allocation. During the three and nine months ended September 30, 2026, the Company repurchased 90,942 and 179,167 Class E Operating Partnership units, respectively, from the Special Limited Partner.

10. Related Party Transactions

The following table details the components of due to affiliates:

	September 30, 2026	December 31, 2025
Accrued shareholder servicing fees	$64,408	$43,118
Performance participation allocation payable	4,900	—
Advanced operating expenses	3,594	4,371
Advanced organization and offering expenses	1,618	1,966
Management fee payable	1,163	—
Due to affiliates	$75,683	$49,455

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

The table below summarizes expenses advanced by the Adviser and reimbursements made by the Company as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Expense Type	Amount Advanced	Amount Reimbursed	Remaining Balance	Amount Advanced	Amount Reimbursed	Remaining Balance
Operating	$5,147	$1,294	$3,594	$5,147	$776	$4,371
Organization and offering	2,315	581	1,618	2,315	349	1,966
Total:	$7,462	$1,875	$5,212	$7,462	$1,125	$6,337

During the three and nine months ended September 30, 2026, the Company reimbursed the Adviser $375 and $1,125, respectively, for advanced organization, offering and operating expenses. During the three and nine months ended September 30, 2025, the Company reimbursed $375 and $750, respectively, for advanced organization, offering and operating expenses.

Dealer Manager

On April 28, 2025, the Company and Morgan Stanley Distribution, Inc. (the "Dealer Manager") entered into the Amended and Restated Dealer Manager Agreement, including a revised form of Participating Broker-Dealer Agreement to be entered into with certain broker-dealers, to make certain updates to reflect the designation of the new Class F-IO shares and Class IO shares.

On June 4, 2026, the Company and Morgan Stanley Distribution, Inc. entered into the Second Amended and Restated Dealer Manager Agreement, including a revised form of Participating Broker-Dealer Agreement to be entered into with certain broker-dealers, to make certain updates to reflect the designation of the new Class L-S shares and Class L-I shares.

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class F-S share and Class S share sold in the Offering. For the three and nine months ended September 30, 2026, the Company incurred $803 and $2,305, respectively, in upfront selling commissions. For the three and nine months ended September 30, 2025, the Company incurred $299 and $903, respectively, in upfront selling commissions. Upfront selling commissions are charged against additional paid-in-capital as offering costs.

The Company pays the Dealer Manager selling commissions equal to 0.85% per annum of the aggregate NAV of our outstanding Class F-S shares and Class S shares over time as shareholder servicing fees for ongoing services rendered to shareholders. Shareholder servicing fees are accrued upon the sale of Class F-S shares and Class S shares and are based upon our best estimate of aggregate fees payable. For the three and nine months ended September 30, 2026, the Company incurred $9,702 and $25,964, respectively, in shareholder servicing fees. For the three and nine months ended September 30, 2025, the Company incurred $3,869 and $10,918, respectively, in shareholder servicing fees. Shareholder servicing fees are charged against additional paid-in-capital as offering costs.

There are no upfront selling commissions or shareholder servicing fees for Class I shares, Class L-I shares, Class F-I shares or Class E shares.

Operating Partnership Agreement

On April 28, 2025, the Company, on behalf of itself as the general partner and on behalf of the limited partner thereto, entered into the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership. The Second Amended and Restated Limited Partnership Agreement of the Operating Partnership amends the prior version of the agreement to make certain updates to reflect the new Class F-IO shares and Class IO shares and to establish two new corresponding classes of units of the Operating Partnership, designated as Class F-IO Operating Partnership units and Class IO Operating Partnership units.

On March 5, 2026, the Company, on behalf of itself as the general partner and on behalf of the limited partner thereto, entered into the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership. The Third Amended and Restated Limited Partnership Agreement of the Operating Partnership amends the prior version of the agreement to make certain clarifying updates to the redemption rights included therein.

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

Advisory Agreement

On April 28, 2025, the Company, the Operating Partnership and the Adviser entered into the Amended and Restated Advisory Agreement, to make certain updates to reflect the designation of the new Class F-IO shares and Class IO shares.

On June 4, 2026, the Company, the Operating Partnership and the Adviser entered into the Second Amended and Restated Advisory Agreement, to make certain updates to reflect the designation of the new Class L-S shares and Class L-I shares.

Certain affiliates of the Company, including the Adviser, receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Company pays the Adviser a management fee equal to (1) 0.50% of NAV of Class F-S shares and Class F-I shares, plus (2) 0.75% of NAV of Class L-S shares and Class L-I shares, plus (3) 1.25% of NAV for shares classes other than the Class F-S shares, Class F-I shares, Class L-S shares and Class L-I shares, except Class E shares, in each case, per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership pays the Adviser a management fee equal to (1) 0.50% of the NAV of the Operating Partnership attributable to Class F-S and Class F-I Operating Partnership units not held by the Company plus (2) 0.75% of the NAV of the Operating Partnership attributable to Class L-S and Class L-I Operating Partnership units not held by the Company plus (3) 1.25% of NAV of the Operating Partnership attributable to units other than Class F-S, Class F-I, Class L-S and Class L-I Operating Partnership units not held by the Company except Class E Operating Partnership units, in each case, per annum payable monthly in arrears. The management fee may be paid, at the Adviser’s election, in cash, Class E shares or Class E Operating Partnership units, or any combination thereof. The Adviser agreed to waive the management fee through April 1, 2025, which is 12 months following the initial closing of the Offering, and further waived the management fee through December 31, 2025.

During the three and nine months ended September 30, 2026, the Company incurred management fees of $3,286 and $8,170, respectively, which are recorded in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2026, the Company paid management fees of $3,089 and $7,007, respectively, through the issuance of 147,436 and 336,423 redeemable Class E shares, respectively. The redeemable Class E shares were issued at the applicable NAV per share at the end of the month that the management fee was incurred. During the three and nine months ended September 30, 2026, the Company repurchased redeemable Class E shares of 147,436 and 336,423, respectively, for proceeds of $3,089 and $7,007, respectively, from the Adviser. The repurchase price was the most recently determined NAV per share at the time of the repurchase.

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

During the three and nine months ended September 30, 2026, the Company incurred a performance participation allocation of $4,899 and $13,189, respectively, which is recorded in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2026, the Company paid an accrued performance participation allocation of $4,221 through the issuance of 202,093 Class E Operating Partnership units, which were issued at the most recently determined NAV per share at the time of payment. During the three and nine months ended September 30, 2026, the Company repurchased 90,942 and 179,167 Class E Operating Partnership units, respectively, from the Special Limited Partner, at the most recently determined NAV per share at the time of the repurchase, for proceeds of $1,912 and $3,751, respectively.

The Company may retain certain of the Adviser’s affiliates, from time to time, for services relating to its investments or its operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below-market rates. As of September 30, 2026 and December 31, 2025, the Company has not retained an affiliate of the Adviser for any such services.

11. Leases

The Company’s rental revenue primarily consists of rent earned from operating leases in the Company’s net leased portfolio which consists of fixed annual rents that escalate annually throughout the term of the leases, and the tenants are generally responsible for all property-related expenses, including taxes, insurance, and maintenance. As of September 30, 2026 and December 31, 2025, the Company’s investments in real estate are leased to single tenants on a net lease basis.

The following table details the components of operating lease income from the leases of which the Company is the lessor:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease payments	$44,727	$17,544	$113,722	$43,889
Straight-line rent adjustment	5,589	1,580	14,181	5,003
Variable lease payments(1)	4,743	1,882	13,125	4,381
Amortization of (above)- and below-market leases, net	942	257	1,904	460
Total rental revenue:	$56,001	$21,263	$142,932	$53,733

(1)
Consists of tenant reimbursements.

The following table presents the undiscounted future minimum rents the Company expects to receive from its net lease properties classified as operating leases as of September 30, 2026:

Year	Future Minimum Rents(1)
2026 (Remaining)	$50,036
2027	205,607
2028	227,220
2029	233,006
2030	226,542
Thereafter	1,943,223
Total:	$2,885,634

(1)
Aggregate base rents of $478,193 related to executed leases that have not yet commenced are excluded.

12. Equity

As of September 30, 2026, the Fourth Amended and Restated Declaration of Trust of the Company, dated June 4, 2026, authorized the Company to issue an unlimited number of common shares, including an unlimited number of shares classified as Class T shares, Class F-T shares, Class S shares, Class F-S shares, Class L-S shares, Class D shares, Class F-D shares, Class I shares, Class F-I shares, Class L-I shares and Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share.

The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees and gross distributions, as well as different management fees and performance participation allocations. Refer to “Note 10. Related Party Transactions” for more information.

The below table details shares issued and outstanding for the classes of common shares outstanding as of September 30, 2026 and December 31, 2025:

Share Class	September 30, 2026	December 31, 2025
Class S common shares, $0.01 par value per share	25,405,284	11,271,609
Class F-S common shares, $0.01 par value per share	18,388,165	18,363,286
Class I common shares, $0.01 par value per share	14,915,152	7,043,621
Class L-I common shares, $0.01 par value per share	241,502	—
Class F-I common shares, $0.01 par value per share	12,743,424	10,741,516
Class E common shares, $0.01 par value per share	8,713,889	4,711,151
Total:	80,407,416	52,131,183

The table below details activity related to the Company’s outstanding common share classes for the three and nine months ended September 30, 2026:

	For the Three Months Ended September 30, 2026
	Class S	Class F-S	Class I	Class L-I	Class F-I	Class E	Total
June 30, 2026	20,551,859	18,273,162	11,459,315	—	12,185,241	7,524,025	69,993,602
Common shares issued	4,709,050	—	3,594,871	—	497,537	1,079,441	9,880,899
Distribution reinvestment	197,264	186,611	108,182	1,434	111,760	135,702	740,953
Common shares repurchased	(52,889)	(71,608)	(8,426)	—	(51,115)	(24,007)	(208,045)
Share class transfers	—	—	(238,790)	240,068	1	(1,272)	7
September 30, 2026	25,405,284	18,388,165	14,915,152	241,502	12,743,424	8,713,889	80,407,416

	For the Nine Months Ended September 30, 2026
	Class S	Class F-S	Class I	Class L-I	Class F-I	Class E	Total
December 31, 2025	11,271,609	18,363,286	7,043,621	—	10,741,516	4,711,151	52,131,183
Common shares issued	13,916,307	—	8,169,358	—	1,597,803	3,699,383	27,382,851
Distribution reinvestment	459,351	559,087	258,052	1,434	304,779	335,094	1,917,797
Common shares repurchased	(229,575)	(301,540)	(309,508)	—	(128,937)	(54,794)	(1,024,354)
Share class transfer	(12,408)	(232,668)	(246,371)	240,068	228,263	23,055	(61)
September 30, 2026	25,405,284	18,388,165	14,915,152	241,502	12,743,424	8,713,889	80,407,416

The table below details activity related to the Company’s outstanding common share classes for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025
	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E	Total
June 30, 2025	6,562,345	18,560,127	2,995,204	381,801	7,983,541	2,628,427	3,794,228	42,905,673
Common shares issued	2,282,473	—	1,270,940	774,874	—	17,025	315,248	4,660,560
Distribution reinvestment	65,509	158,564	27,980	4,920	54,903	18,365	48,024	378,265
Common shares repurchased	(6,239)	(326,747)	—	—	(38,953)	—	(1,343)	(373,282)
September 30, 2025	8,904,088	18,391,944	4,294,124	1,161,595	7,999,491	2,663,817	4,156,157	47,571,216

	For the Nine Months Ended September 30, 2025
	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E	Total
December 31, 2024	2,540,134	18,504,342	1,060,070	—	9,723,315	—	2,878,124	34,705,985
Common shares issued	6,292,565	—	3,276,255	1,005,989	764,384	17,025	1,189,957	12,546,175
Distribution reinvestment	137,514	453,844	57,173	6,482	177,792	30,061	122,352	985,218
Common shares repurchased	(16,374)	(566,242)	—	—	(49,269)	—	(34,276)	(666,161)
Share class transfer	(49,751)	—	(99,374)	149,124	(2,616,731)	2,616,731	—	(1)
September 30, 2025	8,904,088	18,391,944	4,294,124	1,161,595	7,999,491	2,663,817	4,156,157	47,571,216

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

During the three months ended September 30, 2026, the aggregate proceeds used by the Company to repurchase shares were $1,106 for Class S shares, $1,505 for Class F-S shares, $176 for Class I shares, $1,074 for Class F-I shares and $687 for Class E shares.

During the nine months ended September 30, 2026, the aggregate proceeds used by the Company to repurchase shares were $4,767 for Class S shares, $6,277 for Class F-S shares, $6,369 for Class I shares, $2,697 for Class F-I shares and $5,540 for Class E shares.

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

The Company had no unfulfilled repurchase requests during the three and nine months ended September 30, 2026 and 2025.

Distributions

The table below details the Company’s distribution per share for the Company’s common share classes for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026			2025
	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share
Class S	$0.3516	$(0.0442)	$0.3074	$0.3312	$(0.0432)	$0.2880
Class F-S	$0.3879	$(0.0445)	$0.3434	$0.3312	$(0.0432)	$0.2880
Class I	$0.3516	$-	$0.3516	$0.3312	$-	$0.3312
Class L-I	$0.2503	$-	$0.2503	$-	$-	$-
Class IO	$-	$-	$-	$0.3312	$-	$0.3312
Class F-I	$0.3879	$-	$0.3879	$0.3312	$-	$0.3312
Class F-IO	$-	$-	$-	$0.3312	$-	$0.3312
Class E	$0.4711	$-	$0.4711	$0.3312	$-	$0.3312

	For the Nine Months Ended September 30,
	2026			2025
	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share	Aggregate gross distributions declared per share	Shareholder servicing fee per share	Net distributions declared per share
Class S	$1.0476	$(0.1318)	$0.9158	$0.9390	$(0.1291)	$0.8099
Class F-S	$1.1551	$(0.1325)	$1.0226	$0.9390	$(0.1291)	$0.8099
Class I	$1.0476	$-	$1.0476	$0.9390	$-	$0.9390
Class L-I	$0.2503	$-	$0.2503	$-	$-	$-
Class IO	$-	$-	$-	$0.6357	$-	$0.6357
Class F-I	$1.1551	$-	$1.1551	$0.9390	$-	$0.9390
Class F-IO	$-	$-	$-	$0.6357	$-	$0.6357
Class E	$1.4021	$-	$1.4021	$0.9390	$-	$0.9390

Share-Based Compensation

In April 2026, the Company’s independent trustees were granted $79 in aggregate compensation in the form of 3,820 restricted Class E shares. The shares were issued at the most recent NAV per share of $20.62 and the shares, and their related distributions, are subject to a one-year vesting period.

In April 2025, the Company’s independent trustees were granted $79 in aggregate compensation in the form of 3,888 restricted Class E shares. The shares were issued at the most recent NAV per share of $20.26 and the shares, and their related distributions, vested in April 2026.

The Company recognized $19, during both the three months ended September 30, 2026 and 2025, and $59 during both of the nine months ended September 30, 2026 and 2025, of compensation expense related to these grants recorded in general and administrative expense in the condensed consolidated statements of operations.

13. Fair Value of Financial Instruments

As of September 30, 2026 and December 31, 2025, all financial instruments and liabilities were reflected in our condensed consolidated balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	September 30, 2026		December 31, 2025
	Estimated fair value	Carrying value	Estimated fair value	Carrying value
Investment in real estate debt, net	$-	$-	$75,969	$74,921
Secured debt, net	(1,609,959)	(1,623,990)	(1,119,471)	(1,104,656)

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

14. Earnings Per Share

The Company calculates basic earnings per share using the two-class method because classes of the Company’s common shares receive different gross distributions per share. Under the two-class method, the Company first determines its distributed deficit, which is calculated as the net loss attributable to common shareholders adjusted for management fees, performance participation allocation and gross distributions declared during the period. The distributed deficit is then allocated to each class of common shares, on a pro-rata basis according to the weighted-average number of shares outstanding during the period, and adjusted for class-specific fees and gross distributions declared to arrive at each class's net income (loss) per share. Net income (loss) attributable to each class of common shares is then divided by the weighted-average number of each class of common shares outstanding during the period.

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Net loss available to common shareholders	$(3,766)	$(8,614)
Management fees	3,286	8,170
Performance participation allocation	4,899	13,189
Gross distributions declared on common shares(1)	(23,681)	(71,262)
Undistributed deficit	$(19,262)	$(58,517)

	For the Three Months Ended September 30, 2026
	Class S	Class F-S	Class I	Class L-I	Class F-I	Class E	Total
Undistributed deficit	$(5,822)	$(4,526)	$(3,376)	$(39)	$(3,113)	$(2,385)	$(19,262)
Management fees	(1,557)	(486)	(903)	(6)	(334)	—	(3,286)
Performance participation allocation	(1,631)	(1,369)	(946)	(12)	(941)	—	(4,899)
Gross distributions declared on common shares(1)	8,322	7,127	4,828	60	1,667	1,677	23,681
Net income (loss) available to common shareholders:	$(688)	$746	$(397)	$3	$(2,721)	$(708)	$(3,766)
Weighted-average shares outstanding	23,663,768	18,396,005	13,720,140	159,643	12,652,889	9,694,630	78,287,075
Net income (loss) per common share, basic and diluted	$(0.03)	$0.04	$(0.03)	$0.02	$(0.22)	$(0.07)	$(0.05)
(1)
Includes shareholder servicing fees paid or payable during the period.

	For the Nine Months Ended September 30, 2026
	Class S	Class F-S	Class I	Class L-I	Class F-I	Class E	Total
Undistributed deficit	$(16,062)	$(15,789)	$(9,378)	$(46)	$(10,136)	$(7,106)	$(58,517)
Management fees	(3,658)	(1,445)	(2,133)	(6)	(928)	—	(8,170)
Performance participation allocation	(3,956)	(4,213)	(2,308)	(12)	(2,700)	—	(13,189)
Gross distributions declared on common shares(1)	19,556	21,193	11,399	60	10,376	8,678	71,262
Net income (loss) available to common shareholders:	$(4,120)	$(254)	$(2,420)	$(4)	$(3,388)	$1,572	$(8,614)
Weighted-average shares outstanding	18,695,809	18,378,845	10,915,792	53,799	11,798,925	8,271,316	68,114,486
Net income (loss) per common share, basic and diluted	$(0.22)	$(0.01)	$(0.22)	$(0.08)	$(0.29)	$0.19	$(0.13)
(1)
Includes shareholder servicing fees paid or payable during the period.

During the three and nine months ended September 30, 2026, the Special Limited Partner held Class E Operating Partnership units, which may be converted into Class E shares. The Company analyzed the Class E Operating Partnership units for their dilutive impact to earnings per share using the “if-converted” method and determined that they are dilutive. Below is a reconciliation of basic earnings per share to diluted earnings per share for Class E shares:

	For the Three Months Ended September 30, 2026
	Basic Earnings per Share	Dilution Effect	Diluted Earnings per Share
Net loss:	$(708)	$(13)	$(721)
Weighted-average shares outstanding	9,694,630	25,000	9,719,630
Net loss per common share, basic and diluted	$(0.07)	$(0.52)	$(0.07)

	For the Nine Months Ended September 30, 2026
	Basic Earnings per Share	Dilution Effect	Diluted Earnings per Share
Net income (loss):	$1,572	$(22)	$1,550
Weighted-average shares outstanding	8,271,316	25,000	8,296,316
Net income (loss) per common share, basic and diluted	$0.19	$(0.88)	$0.19

For the three and nine months ended September 30, 2025, the basic and diluted earnings per share was $0.11 and $0.37, respectively, for all share classes and the Company did not use the two-class method because it did not incur class-specific fees and gross distributions declared on common shares were the same for all classes.

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

16. Commitments and Contingencies

As of September 30, 2026 and December 31, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of September 30, 2026 and December 31, 2025, the Company had $750 and $43,865, respectively, of unfunded commitments related to build-to-suit arrangements. Refer to “Note 6. Real Estate Under Development” for additional information.

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

18. Subsequent Events

Share Issuances

The following table details the shares issued subsequent to the end of the period through the date of this report:

Title of Securities	Number of Shares Sold	Aggregate Consideration(1)
Class S common shares	2,960,797	$62,408
Class I common shares	2,319,474	48,509
Class L-I common shares	298,871	6,254
Class F-I common shares	17,367	365
Class E common shares	468,108	9,843
Total:	6,064,617	$127,379

(1)
Class S shares include aggregate upfront selling commissions of $506.

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

As of September 30, 2026, we have received gross proceeds of $1,620,668 from the sale of our common shares and contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the net proceeds to make investments. We continue to sell our common shares on a monthly basis in the Offering.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10-Q.

Q3 2026 Highlights

Capital Activity

•
Raised gross proceeds of $209,522 for the three months ended September 30, 2026, through the sale of our common shares.

Operating Results

•
Declared monthly net distributions totaling $27,921 for the three months ended September 30, 2026. The details of our total returns are shown in the following table:

	Class S	Class F-S	Class I	Class L-I	Class F-I	Class E
Annualized Distribution Rate(1)	5.90%	6.55%	6.75%	7.20%	7.41%	9.00%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	7.73%	7.81%	8.66%	1.67%	8.71%	9.31%

(1)
The annualized distribution rate is calculated by annualizing the declared distribution amounts per share as of September 30, 2026 and dividing by the NAV per share as of August 31, 2026. Refer to “Note 12. Equity” for more information.
(2)
Total return is calculated as the change in NAV per share from the date the first share of each respective class was sold through September 30, 2026, plus any distributions per share declared in the period and assumes reinvestment of distributions pursuant to the Company’s distribution reinvestment plan. The inception date for Class F-S shares, Class F-I shares and Class E shares is April 1, 2024, the inception date for Class S shares and Class I shares is August 1, 2024, and the inception date for Class L-I shares is October 1, 2026. Total return for periods greater than one year is annualized. We believe total return is a useful measure of our overall performance.
(3)
Class S shares and Class F-S shares exclude upfront selling commissions. Inclusive of the maximum upfront selling commissions, the inception-to-date total return for Class S shares and Class F-S shares are 6.3% and 6.5%, respectively.

Investments

•
Acquired 12 industrial properties for an aggregate gross purchase price of $523,071, one research and development property for a gross purchase price of $84,235, one retail property for a gross purchase price of $26,926 and one healthcare property for a gross purchase price of $16,446. All gross purchase prices are inclusive of capitalized costs and we believe the acquisitions are consistent with our strategy of acquiring income-producing, mission critical, single-tenant, net leased commercial properties.

Investment Portfolio

Investments in Real Estate

As of September 30, 2026 our real estate investments had an aggregate fair value of $3,078,597. The following table provides information regarding our real estate investments as of September 30, 2026:

#	Property Type	Property Sub-Type	Tenant	Market	Square Feet (in thousands)	Occupancy Rate(1)	Acquisition Date	Ownership Percentage
1	Industrial	IOS	First Student	Chicago, IL	3,062	100%	June 2026	100%
2	Industrial	Distribution - Warehouse	Ace	Kansas City, MO	1,536	100%	August 2026	100%
3	Industrial	Distribution - Warehouse	General Mills	Atlanta, GA	1,513	100%	July 2025	100%
4	Industrial	Distribution - Warehouse	GE	Chicago, IL	1,199	100%	July 2026	100%
5	Industrial	IOS	CRH Americas	Inland Empire, CA	1,146	100%	September 2025	100%
6	Industrial	Distribution - Warehouse	Tesla	St. Louis, MO	1,010	100%	December 2024	100%
7	Industrial	Distribution - Warehouse	Amazon	Chicago, IL	1,001	100%	November 2025	100%
8	Industrial	Distribution - Warehouse	Assa Abloy	Kansas City, KS	927	100%	October 2024	100%
9	Industrial	Distribution - Warehouse	Amazon	Los Angeles, CA	824	100%	November 2025	100%
10	Industrial	Manufacturing	BAE	Binghamton, NY	782	90%	September 2026	100%
11	Industrial	Distribution - Warehouse	MillerKnoll	Cincinnati, OH	730	100%	June 2026	100%
12	Industrial	Distribution - Warehouse	Nissan	Los Angeles, CA	620	100%	April 2025	100%
13	Industrial	Manufacturing	Munters	Roanoke, VA	567	100%	September 2026	100%
14	Industrial	Cold Storage	C&S Wholesale Grocers	Boston, MA	524	100%	June 2024	100%
15	Industrial	Distribution - Warehouse	Nissan	New York City / New Jersey	508	100%	April 2025	100%
16	Industrial	Distribution - Warehouse	FedEx	Washington, D.C.	487	100%	January 2025	100%
17	Industrial	Manufacturing	Magna	Kansas City, MO	468	100%	September 2024	95%
18	Industrial	Cold Storage	C&S Wholesale Grocers	Boston, MA	446	100%	June 2024	100%
19	Industrial	Distribution - Warehouse	SiteOne	Chicago, IL	417	100%	May 2026	100%
20	Industrial	Manufacturing	Inteva	Bluffton, IN	404	100%	December 2024	100%
21	Industrial	Manufacturing	SAIC	Bedford, IN	401	100%	July 2024	100%
22	Industrial	Manufacturing	Legrand	Chicago, IL	331	100%	April 2026	100%
23	Industrial	Manufacturing	General Dynamics	Boston, MA	303	100%	May 2026	100%
24	Industrial	Manufacturing	Western Digital	Fremont, CA	290	100%	December 2025	100%
25	Industrial	Distribution - Warehouse	Amazon	Detroit, MI	258	100%	August 2024	100%
26	Industrial	Manufacturing	ACTEGA	Charlotte, NC	239	100%	June 2024	100%
27	Industrial	Cold Storage	Americold	Nashville, TN	235	100%	December 2025	100%
28	Industrial	Distribution - Warehouse	Nissan	Dallas, TX	231	100%	April 2025	100%
29	Industrial	Distribution - Warehouse	Huntington	Norfolk, VA	231	100%	September 2025	100%
30	Industrial	Cold Storage	Performance Food Group	Cleveland, OH	216	100%	December 2024	100%
31	Industrial	Manufacturing	Honeywell	Phoenix, AZ	197	100%	July 2026	100%
32	Alternative	Research & Development	KLA	Silicon Valley, CA	189	100%	August 2026	100%
33	Industrial	Distribution - Warehouse	FedEx	New York, NY	189	100%	October 2025	100%
34	Industrial	Distribution - Warehouse	Nissan	Chicago, IL	180	100%	April 2025	100%
35	Retail	Merchandise Store	Bass Pro	Triadelphia, WV	173	100%	December 2025	100%
36	Industrial	Manufacturing	Bazzini Nuts	Allentown, PA	161	100%	January 2025	100%
37	Industrial	Manufacturing	Curtiss-Wright	Philadelphia, PA	160	100%	August 2026	100%
38	Industrial	Manufacturing	Oterra	Mount Pleasant, WI	156	100%	March 2025	100%
39	Industrial	Manufacturing	Oceaneering	Norfolk, VA	154	100%	February 2024	100%
40	Industrial	Manufacturing	UL Solutions	Fremont, CA	139	100%	September 2025	100%
41	Industrial	Manufacturing	ATI	Hartford, CT	111	100%	November 2024	100%

42	Retail	Fitness Center	Life Time	Kansas City, KS	110	100%	April 2026	100%
43	Retail	Fitness Center	Life Time	Phoenix, AZ	109	100%	September 2024	100%
44	Retail	Fitness Center	Life Time	Phoenix, AZ	108	100%	December 2025	100%
45	Retail	Fitness Center	Life Time	Dallas, TX	108	100%	December 2025	100%
46	Retail	Fitness Center	Life Time	Dallas, TX	108	100%	April 2026	100%
47	Retail	Fitness Center	Life Time	Chicago, IL	107	100%	April 2026	100%
48	Industrial	Cold Storage	Giant Eagle	Columbus, OH	105	100%	September 2025	100%
49	Industrial	Manufacturing	King County	Seattle, WA	92	100%	November 2025	100%
50	Industrial	Manufacturing	AIM	Phoenix, AZ	80	100%	July 2026	100%
51	Healthcare	Medical Office	NYU Langone	New York, NY	55	100%	December 2025	100%
52	Retail	Merchandise Store	Floor & Decor	New York City / New Jersey	51	100%	September 2026	100%
53	Industrial	Distribution - Warehouse	Daikin	Midland, TX	45	100%	November 2025	100%
54	Industrial	Distribution - Warehouse	Daikin	Canton, OH	41	100%	November 2024	100%
55	Industrial	Distribution - Warehouse	Daikin	Panama City, FL	40	100%	November 2024	100%
56	Healthcare	Medical Office	UF Health Eustis	Orlando, FL	11	100%	August 2026	100%

(1)
Occupancy rate includes all leased square footage as of September 30, 2026.

Investment in Real Estate Debt

During the three months ended September 30, 2026, the Company's investment in real estate debt was repaid at par for aggregate gross proceeds of $76,004.

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

In August 2025, the Company purchased a 242,355 square foot parcel of land in St. John, Indiana for $5,144, inclusive of closing costs in connection with a built-to-suit arrangement for a single tenant. As of September 30, 2026, the Company funded $13,847 in costs related to the development. Refer to “Note 6. Real Estate Under Development” for additional information.

Lease Expirations

The following table details the expiring leases on our real estate investments by annualized base rent and square footage as of September 30, 2026 (square feet in thousands):

Year	Number of Expiring Leases(1)	Annualized Base Rent(2)	Square Feet	% of Total Annualized Base Rent Expiring	% of Total Square Feet Expiring
2026	-	$-	-	0%	0%
2027	1	386	91	0%	0%
2028	-	-	-	0%	0%
2029	-	-	-	0%	0%
2030	1	810	111	1%	1%
2031	-	-	-	0%	0%
Thereafter	70	198,281	23,683	99%	99%
Total	72	$199,477	23,885	100%	100%

(1)
Remaining lease term assumes the exercise of the extension options that are for materially below-market rents.
(2)
Annualized base rent is determined from the annualized base rent per leased square foot as of September 30, 2026 and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Key Components of Our Results from Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		$
	2026	2025	Change
Revenues
Rental revenue	$56,001	$21,263	$34,738
Total revenues	$56,001	$21,263	$34,738
Expenses
Rental property operating	$4,982	$1,506	$3,476
Depreciation and amortization	25,027	10,644	14,383
Management fees	3,286	-	3,286
Performance participation allocation	4,899	-	4,899
General and administrative	1,894	1,163	731
Total expenses	$40,088	$13,313	$26,775
Other income (expenses)
Income from investment in real estate debt	$375	$1,710	$(1,335)
Other income	1,623	3,044	(1,421)
Interest expense	(21,696)	(7,565)	(14,131)
Total other income (expenses)	$(19,698)	$(2,811)	$(16,887)
Net income (loss)	$(3,785)	$5,139	$(8,924)
Net loss attributable to non-controlling interests	$(19)	$(3)	$(16)
Net income (loss) attributable to common shareholders	$(3,766)	$5,142	$(8,908)

Rental Revenue

During the three months ended September 30, 2026, rental revenue from our tenants in connection with our investments in real estate increased by $34,738 compared to the three months ended September 30, 2025. The increase is primarily attributable to the Company holding 29 additional net lease investments during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Rental Property Operating

During the three months ended September 30, 2026, operating expenses in connection with our investments in real estate increased by $3,476 compared to the three months ended September 30, 2025. Rental property operating expenses generally consist of property taxes, insurance and property maintenance, which are generally reimbursable by our tenants as a component of rental revenue. The increase is primarily attributable to the Company holding 29 additional net lease investments during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Depreciation and Amortization

During the three months ended September 30, 2026, depreciation on our investments in real estate increased by $8,605 and amortization on our lease intangible assets and liabilities increased by $5,778 compared to the three months ended September 30, 2025. The increase is primarily attributable to the Company holding 29 additional net lease investments during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Management Fees

During the three months ended September 30, 2026, the Company incurred $3,286 in management fees and no management fees were recorded for the three months ended September 30, 2025 because the Adviser waived the fees during that period.

Performance Participation Allocation

During the three months ended September 30, 2026, the Company incurred $4,899 in performance participation allocation and no performance participation allocation was recorded for the three months ended September 30, 2025 because it was waived by the Adviser during that period.

General and Administrative Costs

During the three months ended September 30, 2026, general and administrative expenses, which primarily consists of professional services, insurance and transfer agency fees, increased by $731 compared to the three months ended September 30, 2025. The increase is attributable to an increase in professional fees due to a greater number of investments and NAV during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Income from Investment in Real Estate Debt

During the three months ended September 30, 2026, income from the Company’s investment in real estate debt decreased by $1,335 because its investment in real estate debt was repaid at par during the three months ended September 30, 2026.

Other Income

During the three months ended September 30, 2026, other income, which is comprised of interest income generated on our cash and cash equivalents, decreased by $1,421 as compared to the three months ended September 30, 2025 as a result of a lower average cash balance and lower interest rates on money market funds during three months ended September 30, 2026.

Interest Expense

During the three months ended September 30, 2026, interest expense increased by $14,131 compared to the three months ended September 30, 2025 as a result of an increase of $563,324 in average principal balance on secured debt.

The following table sets forth information regarding our condensed consolidated results of operations for the nine months ended September 30, 2026 and 2025:

	For the Nine Months September 30,		$
	2026	2025	Change
Revenues
Rental revenue	$142,932	$53,733	$89,199
Total revenues	$142,932	$53,733	$89,199
Expenses
Rental property operating	$13,692	$5,008	$8,684
Depreciation and amortization	63,408	26,703	36,705
Management fees	8,170	-	8,170
Performance participation allocation	13,189	-	13,189
General and administrative	5,295	3,297	1,998
Total expenses	$103,754	$35,008	$68,746
Other income (expenses)
Income from investment in real estate debt	$3,512	$5,075	$(1,563)
Decrease in current expected credit loss allowance	549	-	549
Other income	6,171	8,882	(2,711)
Interest expense	(58,062)	(16,617)	(41,445)
Total other income (expenses)	$(47,830)	$(2,660)	$(45,170)
Net income (loss)	$(8,652)	$16,065	$(24,717)
Net loss attributable to non-controlling interests	$(38)	$(1)	$(37)
Net income (loss) attributable to common shareholders	$(8,614)	$16,066	$(24,680)

Rental Revenue

During the nine months ended September 30, 2026, rental revenue from our tenants in connection with our investments in real estate increased by $89,199 compared to the nine months ended September 30, 2025. The increase is primarily attributable to the Company holding 29 additional net lease investments during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Rental Property Operating

During the nine months ended September 30, 2026, operating expenses in connection with our investments in real estate increased by $8,684 compared to the nine months ended September 30, 2025. Rental property operating expenses generally consist of property taxes, insurance and property maintenance, which are generally reimbursable by our tenants as a component of rental revenue. The increase is primarily attributable to the Company holding 29 additional net lease investments during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Depreciation and Amortization

During the nine months ended September 30, 2026, depreciation on our investments in real estate increased by $21,550 and amortization on our lease intangible assets and liabilities increased by $15,155 compared to the nine months ended September 30, 2025. The increase is primarily attributable to the Company holding 29 additional net lease investments during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Management Fees

During the nine months ended September 30, 2026, the Company incurred $8,170 in management fees and no management fees were recorded for the nine months ended September 30, 2025 because the Adviser waived the fees during that period.

Performance Participation Allocation

During the nine months ended September 30, 2026, the Company incurred $13,189 in performance participation allocation and no performance participation allocation was recorded for the nine months ended September 30, 2025 because it was waived by the Adviser during that period.

General and Administrative Costs

During the nine months ended September 30, 2026, general and administrative expenses, which primarily consist of professional services, insurance and transfer agency fees, increased by $1,998 compared to the nine months ended September 30, 2025. The increase is attributable to an increase in professional fees due to a greater number of investments and NAV during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Income from Investment in Real Estate Debt

During the nine months ended September 30, 2026, income from the Company’s investment in real estate debt decreased by $1,563 because its investment in real estate debt was repaid at par during the three months ended September 30, 2026.

Decrease in Current Expected Credit Loss Allowance

During the nine months ended September 30, 2026, the Company’s current expected credit loss allowance was reduced by $549 because its investment in real estate debt was repaid at par during the three months ended September 30, 2026.

Other Income

During the nine months ended September 30, 2026, other income, which is comprised of interest income generated on our cash and cash equivalents, decreased by $2,711 as compared to the nine months ended September 30, 2025 as a result of a lower average cash balance and lower interest rates on money market funds during nine months ended September 30, 2026.

Interest Expense

During the nine months ended September 30, 2026, interest expense increased by $41,445 compared to the nine months ended September 30, 2025 as a result of an increase of $563,324 in average principal balance on secured debt.

NAV and NAV Per Share Calculation

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of trustees (the “Valuation Guidelines”).

The following table provides a breakdown of the major components of our NAV as of September 30, 2026:

Components of NAV	September 30, 2026
Investments in real estate	$3,078,597
Cash and cash equivalents	242,449
Restricted cash and restricted cash equivalents	70,444
Real estate under development, net(1)	88,389
Other assets	18,861
Secured debt, net of deferred financing costs	(1,597,587)
Subscriptions received in advance	(65,515)
Other liabilities	(99,758)
Due to affiliates	(6,713)
Non-controlling interests	(12,122)
Net Asset Value	$1,717,045
Number of outstanding common shares / Operating Partnership units(2)	81,876,399

(1)
Presented net of $139,499 in tenant contributions related to real estate under development.

(2)
Includes Class E shares and Class E Operating Partnership units subject to redemption features, classified as redeemable common shares and redeemable non-controlling interests.

The following table provides a breakdown of the total NAV and NAV per share/unit by class as of September 30, 2026 (dollars are in thousands except for per share/unit amounts):

Net asset value per share / unit	Class S shares	Class F-S shares	Class I shares	Class L-I shares	Class F-I shares	Class E shares(1)	Operating Partnership Units	Total
NAV	$531,243	$386,694	$311,978	$5,053	$267,888	$209,057	$5,132	$1,717,045
Shares / Operating Partnership units outstanding	25,405,284	18,388,165	14,915,152	241,502	12,743,424	9,938,889	243,983	81,876,399
NAV per share / unit	$20.9107	$21.0295	$20.9169	$20.9244	$21.0217	$21.0343	$21.0343	$20.9712

(1)
Includes Class E shares subject to repurchase features, classified as redeemable common shares.

The key assumption used to determine the valuations of our investments in real estate is the capitalization rate. As of September 30, 2026, the weighted-average capitalization rate for our industrial, healthcare and retail net lease properties was 6.5%, 6.8% and 6.9%, respectively. The table below shows how a change in the capitalization rate, assuming all other factors remain unchanged, would impact the value of our net lease industrial, retail and healthcare property investments.

Assumption	Hypothetical Change	Industrial	Healthcare	Retail
Capitalization rate	0.25% Decrease	4.1%	3.8%	3.7%
(weighted-average)	0.25% Increase	(3.8)%	(3.6)%	(3.5)%

In accordance with our Valuation Guidelines, investments in real estate are held at cost for up to three months following their acquisition. Once we determine a fair value for more than one research and development and one land property, we will include the key assumptions used in the determination of fair value for such property type and a sensitivity analysis related thereto.

The following table reconciles total shareholders' equity per our condensed consolidated balance sheets to our NAV:

September 30, 2026
Total shareholders' equity	$1,430,744
Redeemable common shares	25,767
Redeemable non-controlling interests	5,133
Total shareholders' equity, redeemable common shares and redeemable non-controlling interests under GAAP	$1,461,644
Adjustments:
Accrued shareholder servicing fees	63,759
Accumulated depreciation and amortization	87,619
Advanced organization expenses, offering costs and operating expenses	5,212
Unrealized net real estate and real estate debt appreciation	98,811
NAV	$1,717,045

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

Distributions

We commenced our principal operations on April 1, 2024, and have declared distributions for common shareholders and Operating Partnership unitholders of record as of the last business day of each month since that time. The net distribution varies for each class based on the applicable gross distribution amount (which varies by class to account for varying management fees and the performance participation allocations) and shareholder servicing fee, which are deducted from the monthly distribution per share and paid directly by us to the recipient. The following table summarizes net distributions declared to our common shareholders and Operating Partnership unitholders during the nine months ended September 30, 2026:

Record Date	Class S	Class F-S	Class I	Class L-I	Class F-I	Class E (1)
January 30, 2026	$0.1008	$0.1124	$0.1153	$-	$0.1270	$0.1541
February 27, 2026	0.1009	0.1126	0.1154	-	0.1272	0.1543
March 31, 2026	0.1010	0.1128	0.1156	-	0.1274	0.1546
April 30, 2026	0.1017	0.1136	0.1163	-	0.1282	0.1556
May 29, 2026	0.1019	0.1138	0.1166	-	0.1286	0.1561
June 30, 2026	0.1021	0.1140	0.1168	-	0.1288	0.1563
July 31, 2026	0.1022	0.1142	0.1169	-	0.1290	0.1566
August 31, 2026	0.1024	0.1144	0.1171	0.1249	0.1292	0.1569
September 30, 2026	0.1028	0.1148	0.1176	0.1254	0.1297	0.1576
Total:	$0.9158	$1.0226	$1.0476	$0.2503	$1.1551	$1.4021

(1)
Non-controlling interests consisted of Class E Operating Partnership units which received per unit distributions in an amount equal to Class E shares.

Record Date	Class S	Class F-S	Class I	Class IO	Class F-I	Class F-IO	Class E (1)
January 31, 2025	$0.0867	$0.0867	$0.1010	$-	$0.1010	$-	$0.1010
February 28, 2025	0.0868	0.0868	0.1011	-	0.1011	-	0.1011
March 31, 2025	0.0869	0.0869	0.1012	-	0.1012	-	0.1012
April 30, 2025	0.0871	0.0871	0.1014	0.1014	0.1014	0.1014	0.1014
May 30, 2025	0.0871	0.0871	0.1015	0.1015	0.1015	0.1015	0.1015
June 30, 2025	0.0872	0.0872	0.1016	0.1016	0.1016	0.1016	0.1016
July 31, 2025	0.0873	0.0873	0.1017	0.1017	0.1017	0.1017	0.1017
August 31, 2025	0.1001	0.1001	0.1145	0.1145	0.1145	0.1145	0.1145
September 30, 2025	0.1006	0.1006	0.1150	0.1150	0.1150	0.1150	0.1150
Total:	$0.8098	$0.8098	$0.9390	$0.6357	$0.9390	$0.6357	$0.9390

(1)
Non-controlling interests consisted of Class E Operating Partnership units which received per unit distributions in an amount equal to Class E shares.

The following table summarizes the payment character and sources of distributions paid for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026		2025
Distributions	Amount	Percentage	Amount(1)	Percentage
Paid in cash	$29,183	42%	$15,379	43%
Reinvested in shares	39,840	58%	20,005	57%
Total distributions	$69,023	100%	$35,384	100%
Sources of Distributions
Cash flows from operating activities	$69,023	100%	$35,384	100%
Total sources of distributions	$69,023	100%	$35,384	100%
Cash flows from operating activities	$75,708		$42,654

(1)
Prior period amounts have been revised to conform with the current period presentation.

Financial Condition, Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business with $312,893 in cash, cash equivalents and restricted cash as of September 30, 2026. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) financing arrangements and (iv) any future offerings of our equity or debt securities. Our primary use of cash will be for (i) acquisition of net lease assets, acquisition or origination of CRE debt investments and other real estate-related debt investments, (ii) the cost of operations (including the management fee and performance participation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan (as amended the "Share Repurchase Plan"), and (v) cash distributions (if any) to the holders of our common shares to the extent declared by our board of trustees.

Capital Resources

The following table summarizes our secured debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
Indebtedness	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost	Weighted-Average Interest Rate(1)	Weighted-Average Maturity Date	Principal Balance	Amortized Cost
Mortgage loans(2)	5.89%	5/10/2031	$1,637,537	$1,636,362	5.72%	3/5/2031	$1,064,893	$1,063,201
Secured note(3)	N/A	N/A	-	-	S + 2.00%	1/1/2028	50,300	50,300
Deferred financing costs, net				(12,372)				(8,845)
Total secured debt, net:			$1,637,537	$1,623,990			$1,115,193	$1,104,656
(1)
The term "S" represents the one-month SOFR, which was 3.88% as of December 31, 2025.
(2)
Amortized cost is net of unamortized mortgage discount of $1,174 and $1,762 and premium of $0 and $70 as of September 30, 2026 and December 31, 2025, respectively.
(3)
Secured by an investment in real estate debt with the same benchmark rate and maturity date including two one-year extension options. During the three months ended September 30, 2026, the secured note was repaid in full in connection with the repayment of the investment in real estate debt.

Cash Flows

Cash flows from operating activities were $75,708 for the nine months ended September 30, 2026, primarily as a result of net rental revenue generated on our investments in real estate.

Cash flows used in investing activities were $1,020,145 for the nine months ended September 30, 2026, primarily relating to the acquisition of net lease investments and funding of construction costs related to a joint venture to construct a build-to-suit research and development facility subject to a net lease for a single tenant. Refer to “Note 6. Real Estate Under Development” for additional information.

Cash flows from financing activities were $1,122,485 for the nine months ended September 30, 2026, primarily relating to proceeds from the Offering and secured debt.

Critical Accounting Estimates

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See “Note 2. Summary of Significant Accounting Policies” to our condensed consolidated financial statements for further descriptions of the below accounting policies.

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

We also consider whether acquired in-place leases that may have a customer relationship intangible value, considering factors including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We are conducting the Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The below table details the common shares sold in the Offering (primary and distribution reinvestment plan):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration(10)
January 2026(1)	1,520,309	$31,260
February 2026(2)	2,262,395	46,604
March 2026(3)	3,354,211	69,128
April 2026(4)	3,423,107	70,697
May 2026(5)	3,285,996	68,247
June 2026(6)	3,651,836	76,174
July 2026(7)	3,310,864	69,073
August 2026(8)	3,085,406	64,443
September 2026(9)	3,484,629	72,921
Total:	27,378,753	568,547

(1)
Includes 895,357 of Class S shares, 445,752 of Class I shares, 32,622 of Class F-I shares and 146,578 of Class E shares.
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
(5)
Includes 1,825,461 of Class S shares, 840,678 of Class I shares, 231,197 of Class F-I shares and 388,660 of Class E shares.
(6)
Includes 1,934,965 of Class S shares, 733,664 of Class I shares, 512,437 of Class F-I shares and 470,770 of Class E shares.
(7)
Includes 1,401,976 of Class S shares, 1,157,864 of Class I shares, 319,833 of Class F-I shares and 431,207 of Class E shares.
(8)
Includes 1,496,456 of Class S shares, 1,178,345 of Class I shares, 49,871 of Class F-I shares and 360,733 of Class E shares.
(9)
Includes 1,810,618 of Class S shares, 1,258,678 of Class I shares, 127,833 of Class F-I shares and 287,501 of Class E shares.
(10)
Includes upfront selling commissions and dealer manager fees for Class S shares of $2,305.

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

The table below sets forth common share repurchases by the Company during the nine months ended September 30, 2026 under the Share Repurchase Plan:

Repurchase Date:	Total Number of Common Shares Repurchased	Average Purchase Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(2)
March 31, 2026	427,337	$20.58	427,337	—
June 30, 2026	388,971	$20.81	388,971	—
September 30, 2026	208,045	$20.93	208,045	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2026, none of our trustees or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.3	Bylaws of North Haven Net REIT, dated March 29, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 4, 2024 and incorporated herein by reference)
4.1	Share Repurchase Plan, effective as of June 4, 2026 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2026 and incorporated herein by reference)
4.2	Distribution Reinvestment Plan, effective as of April 28, 2025 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference)
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
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheet (Unaudited), (ii) Statement of Operations (Unaudited), (iii) Statement of Changes in Shareholders' Equity (Deficit) (Unaudited), (iv) Statement of Cash Flows (Unaudited), (v) Notes to the Financial Statements (Unaudited) and (vi) Cover Page

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Net REIT

November 6, 2026	By:	/s/ Douglas Armer_________________________________________________________
Douglas Armer
Chief Financial Officer and Head of Capital Markets
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)